Form 10-Q
period 1996-06-30
OPTA FOOD INGREDIENTS INC /DE
filed 1996-08-08
CIK 883326

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-Q


                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


FOR THE QUARTER ENDED JUNE 30, 1996                  COMMISSION FILE NO. 0-19811


                          OPTA FOOD INGREDIENTS, INC.
             (Exact Name of Registrant as Specified in its Charter)


       DELAWARE                                          04-3117634
(State of Incorporation)                    (I.R.S. Employer Identification No.)


25 WIGGINS AVENUE, BEDFORD, MA                                   01730
(Address of Principal Executive Offices)                       (Zip Code)


                                 (617) 276-5100
               (Registrant's Telephone No., Including Area Code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                              YES  X             NO
                                 --------           --------


Number of shares outstanding of each of the issuer's classes of common stock as of July 31, 1996:

COMMON STOCK, PAR VALUE $.01                     10,914,488 SHARES OUTSTANDING

OPTA FOOD INGREDIENTS, INC.

FORM 10-Q
- -------------------------------------------------------------------------------

                          Quarter Ended June 30, 1996
                               Table of Contents



                                                            Page
                                                            Number
                                                            ------
Part I - Financial Information
- ------------------------------

Item 1 - Financial Statements

  Condensed Balance Sheet (Unaudited)
    June 30, 1996 and December 31, 1995......................  3
  Condensed Statement of Operations (Unaudited)
    for the Three Months Ended June 30, 1996 and 1995........  4
  Condensed Statement of Operations (Unaudited)
    for the Six Months Ended June 30, 1996 and 1995..........  5
  Condensed Statement of Cash Flows (Unaudited)
    for the Six Months Ended June 30, 1996 and 1995..........  6
  Notes to Condensed Unaudited Financial Statements..........  7

Item 2 - Management's Discussion and Analysis of
  Financial Condition and Results of Operations..............  8


Part II - Other Information
- ---------------------------

  Item 1 through Item 6...................................... 12

  Signatures................................................. 14

PART I ITEM 1

OPTA FOOD INGREDIENTS, INC.

CONDENSED BALANCE SHEET
- -------------------------------------------------------------------------------
(Unaudited)

                                          JUNE 30,     DECEMBER 31,
                                            1996           1995
                                      --------------  --------------
ASSETS
 Current assets:
   Cash and cash equivalents            $ 36,266,000   $ 40,174,000
   Short-term investments                  4,993,000      4,993,000
   Accounts receivable, net                1,450,000      1,133,000
   Inventories, net                        2,843,000      2,234,000
   Other current assets                      188,000        314,000
                                      --------------   ------------
 Total current assets                     45,740,000     48,848,000

 Fixed assets, net                        11,932,000     11,137,000
 Intangibles, net                            935,000        905,000
 Restricted cash                             200,000        200,000
 Other assets                                168,000        179,000
                                      --------------   ------------

                                        $ 58,975,000   $ 61,269,000
                                      ==============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Current portion of long-term debt    $  1,539,000   $  1,507,000
   Accounts payable                          581,000        763,000
   Accrued expenses                        1,065,000        882,000
                                      --------------   ------------
 Total current liabilities                 3,185,000      3,152,000

 Long-term debt                            4,883,000      5,498,000
 Deferred revenue                            474,000        471,000
 Other liabilities                           165,000        156,000
                                      --------------   ------------
 Total liabilities                         8,707,000      9,277,000


 Stockholders' equity:
   Common stock                              109,000        107,000
   Additional paid-in capital             78,694,000     78,088,000
   Accumulated deficit                   (28,535,000)   (26,203,000)
                                      --------------   -------------
                                          50,268,000     51,992,000
                                      --------------   -------------

                                        $ 58,975,000   $ 61,269,000
                                      ==============   ============


OPTA FOOD INGREDIENTS, INC.

CONDENSED STATEMENT OF OPERATIONS
- --------------------------------------------------------------------------------
(Unaudited)


                                             FOR THE THREE MONTHS
                                                ENDED JUNE 30,
                                        ---------------------------
                                              1996          1995
                                        --------------  -----------

Revenue:
  Product sales                           $ 2,457,000   $ 1,582,000
  Contract revenue under collaborative
    relationships                              31,000        67,000
                                        -------------   -----------
                                            2,488,000     1,649,000


Cost and expenses:
  Cost of revenue                           2,065,000     1,439,000
  Selling, general and administrative         959,000       710,000
  Research and development                  1,138,000       730,000
                                        -------------   -----------
                                            4,162,000     2,879,000
                                        -------------   -----------

LOSS FROM OPERATIONS                       (1,674,000)   (1,230,000)
                                        -------------   -----------

  Interest income                             526,000       136,000
  Interest expense                           (145,000)      (93,000)
  Other income (expense)                       10,000       (23,000)
                                        -------------   -----------
                                              391,000        20,000
                                        -------------   -----------
NET LOSS                                  $(1,283,000)  $(1,210,000)
                                        =============   ===========

NET LOSS PER SHARE                            $(0.12)        $(0.16)
                                        ============    ===========

Weighted average shares outstanding       10,845,000      7,587,000
                                        ============    ===========


OPTA FOOD INGREDIENTS, INC.

CONDENSED STATEMENT OF OPERATIONS
- -------------------------------------------------------------------------------
(Unaudited)


                                              FOR THE SIX MONTHS
                                                ENDED JUNE 30,
                                        ---------------------------
                                              1996          1995
                                        --------------- -----------

Revenue:
  Product sales                           $ 4,927,000   $ 2,609,000
  Contract revenue under collaborative
    relationships                              63,000       134,000
                                        -------------   -----------
                                            4,990,000     2,743,000


Cost and expenses:
  Cost of revenue                           4,136,000     2,376,000
  Selling, general and administrative       1,913,000     1,264,000
  Research and development                  2,068,000     1,528,000
                                        -------------   -----------
                                            8,117,000     5,168,000
                                        -------------   -----------

LOSS FROM OPERATIONS                       (3,127,000)   (2,425,000)
                                        -------------   -----------

  Interest income                           1,108,000       307,000
  Interest expense                           (303,000)     (182,000)
  Other expense                               (10,000)      (27,000)
                                        -------------   -----------
                                              795,000        98,000
                                        -------------   -----------

NET LOSS                                  $(2,332,000)  $(2,327,000)
                                        ============    ===========

NET LOSS PER SHARE                             $(0.22)       $(0.31)
                                        =============   ===========

Weighted average shares outstanding        10,805,000     7,486,000
                                        ============    ===========


OPTA FOOD INGREDIENTS, INC.

CONDENSED STATEMENT OF CASH FLOWS
- --------------------------------------------------------------------------------
(Unaudited)

                                              FOR THE SIX MONTHS
                                                ENDED JUNE 30,
                                        ---------------------------
                                             1996          1995
                                        ------------- -------------
Cash flows from operating activities:
  Net loss                                $(2,332,000)  $(2,327,000)
                                        -------------   -----------
  Adjustments to reconcile net loss to
   net cash used in operating activities:
    Depreciation and amortization             602,000       389,000
    Forgiveness of note receivable                  -         6,000
    Change in assets and liabilities:
      Increase in accounts receivable        (317,000)     (353,000)
      Increase in inventory                  (609,000)   (1,299,000)
      (Increase) decrease in other            126,000       (62,000)
       assets
      Decrease in accounts payable           (182,000)      (45,000)
      Increase in accrued expenses            183,000       206,000
      Increase (decrease) in deferred           3,000      (126,000)
       revenue
      Increase in other liabilities             9,000        13,000
                                        -------------   -----------
  Total adjustments                          (185,000)   (1,271,000)
                                         -------------   -----------
 NET CASH USED IN OPERATING ACTIVITIES      (2,517,000)   (3,598,000)
                                        -------------   -----------

Cash flows from investing activities:
  Sales of short-term investments                   -     1,510,000
  Purchase of fixed assets                 (1,292,000)     (541,000)
  Increase in intangible assets              (135,000)      (87,000)
  Decrease in other assets                     11,000        26,000
                                        -------------   -----------
NET CASH (USED IN) PROVIDED BY             (1,416,000)      908,000
 INVESTING ACTIVITIES
                                        -------------   -----------

Cash flows from financing activities:
  Proceeds from common stock issuances,       608,000     4,349,000
   net of expenses
  Proceeds from long-term debt                151,000       786,000
  Payments on long-term debt                 (734,000)     (159,000)
                                        -------------   -----------
NET CASH PROVIDED BY FINANCING                 25,000     4,976,000
 ACTIVITIES
                                        -------------   -----------

Net increase (decrease) in cash            (3,908,000)    2,286,000
Cash and cash equivalents, beginning of    40,174,000    11,665,000
 period
                                        -------------   -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD  $36,266,000   $13,951,000
                                        ============    ===========

OPTA FOOD INGREDIENTS, INC.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

   The unaudited condensed financial statements of Opta Food Ingredients, Inc. ("Opta" or the "Company") include, in the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the Company's financial position as of June 30, 1996 and the results of operations for the three and six months ended June 30, 1996 and 1995. The results of operations are not necessarily indicative of results for a full year.

   These financial statements should be read in conjunction with the financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the Securities and Exchange Commission pursuant to Section 15(d) of the Securities Exchange Act of 1934. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations.


2. INVENTORIES (Unaudited)

   Inventories consist of the following:

                        JUNE 30,   DECEMBER 31,
                          1996         1995
                     ------------  -------------
     Raw materials     $  277,000    $  314,000
     Finished goods     2,566,000     1,920,000
                      -----------   -----------
                       $2,843,000    $2,234,000
                     ===========    ===========

   Inventories are stated at the lower of cost or market, cost determined using the first-in, first-out method.

PART I ITEM 2

OPTA FOOD INGREDIENTS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
- -------------------------------------------------------------------------------

Introduction:

Opta Food Ingredients, Inc. is a fully integrated developer, manufacturer and marketer of proprietary food ingredients used by consumer food companies to improve the nutritional content, healthfulness and taste of a wide variety of foods. The Company modifies inexpensive raw materials and produces natural food ingredients that can be considered GRAS under current FDA regulations.

The Company began shipping its first product, EverFresh(R), in November 1991, acquired an oat fiber business in June 1992, launched Opta(R) Oat Fibers in September 1992, began shipping OptaGrade(R) in the fourth quarter of 1993 and commercialized CrystaLean(R) and OptaFil(R) in 1994 and OptaMist(TM), Optex (R) and OptaGlaze(R) in June 1996. The Company currently derives substantially all of its revenue from its Opta Oat Fibers and OptaGrade products. The Company has not been profitable since inception and expects to incur additional losses. This discussion should be read in conjunction with the Company's Annual Report on Form 10-K and the accompanying condensed financial statements and notes thereto.

This Management's Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements based on the Company's current expectations. Factors which could cause actual results to differ from these expectations include the size and timing of significant orders, as well as deferral of orders, over which the Company has no control; the extended product testing cycles of the Company's potential customers; the variation in the Company's sales cycles from customer to customer; increased competition posed by food ingredient manufacturers; changes in pricing policies by the Company and its competitors; the need to secure or build additional manufacturing capacity in order to meet future demand for the Company's products; the Company's success in expanding its sales and marketing programs and its ability to gain increased market acceptance for its existing product lines; the Company's ability to timely develop and introduce new products in its pipeline at acceptable costs; the ability to scale up and successfully produce its products; the potential for significant quarterly variations in the mix of sales among the Company's products; the gain or loss of significant customers; shortages in the availability of raw materials from the Company's suppliers; the impact of new government regulations on food products; and general economic conditions.

Results of operations for the three months ended June 30, 1996 and 1995:

Revenue. Revenue for the three months ended June 30, 1996 was $2.5 million, an increase of $839,000 or 51% over 1995. The increase in revenue from 1995 to 1996 was primarily the result of a 55% increase in product sales due to increased commercial acceptance of OptaGrade in additional applications and with more customers. In addition, the Company experienced an increase in Opta Oat Fibers sales as a group of independent bakeries who supply buns to a quick service restaurant chain began accepting shipments in June 1995. The Company

OPTA FOOD INGREDIENTS,INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)
- -------------------------------------------------------------------------------

also received $31,000 in contract revenue under its remaining collaborative relationship in the second quarter of 1996 as compared to $67,000 in the 1995 period. The decrease was the result of the expiration of an agreement with National Starch & Chemical Company ("National Starch") at December 31, 1995. Opta anticipates increased product revenue in 1996 as both OptaGrade and Opta Oat Fibers products continue to gain acceptance in the market place, although the amount and timing of customer orders will continue to be unpredictable.

Cost of revenue. Cost of revenue for the three months ended June 30, 1996 was $2.1 million, an increase of $626,000 or 44% over 1995. Cost of revenue as a percentage of revenue decreased to 83% in 1996 from 87% in 1995. The increase in cost of revenue reflects the increased product sales, and the percentage decrease is primarily due to improved operating efficiencies at the Opta Oat Fibers facility. Opta believes that its cost of revenue as a percentage of revenue will be further reduced in the remainder of 1996 due to efficiencies gained from increased manufacturing capacity.

Selling, general and administrative. Selling, general and administrative ("SG&A") expenses for the three months ended June 30, 1996 were $959,000, an increase of $249,000 or 35% over 1995. SG&A as a percentage of revenue decreased to 39% in 1996 from 43% in 1995. The increase in SG&A expenses was primarily due to the hiring of additional sales and marketing staff and related travel and entertainment expenses, increased fees related to sales consultants, increased public relations efforts relative to industry and trade journal exposure and a severance pay package to a terminated salesperson. Opta anticipates that SG&A expenses will continue to increase as it aggressively seeks to market its products to consumer food companies.

Research and development. Research and development ("R&D") expenses for the three months ended June 30, 1996 were $1.1 million, an increase of $408,000 or 56% over 1995. R&D as a percentage of revenue increased to 46% in 1996 from 44% in 1995. The increase in R&D expenses was the result of increased salaries and related benefits, contract research and pilot plant trials relative to new product applications, recruiting fees, the initial set-up of the Galesburg, Illinois multi-purpose facility and travel expenses by the applications development team. Opta expects that R&D expenses will continue to increase as the Company continues to provide intensive technical support for existing products, while pursuing research and development opportunities for future products as well as bringing the Galesburg production facility on line.

Other income. Other income for the three months ended June 30, 1996 was $391,000, an increase of $371,000 over 1995. The increase reflected the interest earned on increased cash and cash equivalents balances resulting from proceeds received in June 1995 from the exercise of warrants associated with the Company's 1994 private placement, as well as the public offering of the Company's Common Stock in the third quarter of 1995.

OPTA FOOD INGREDIENTS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)
- -------------------------------------------------------------------------------


Results of operations for the six months ended June 30, 1996 and 1995:

Revenue. Revenue for the six months ended June 30, 1996 was $5.0 million, an increase of $2.2 million or 82% over 1995. The increase was primarily the result of an 89% increase in product sales due to increased commercial acceptance of OptaGrade in additional applications and with more customers. In addition, the Company experienced an increase in Opta Oat Fibers sales as a group of independent bakeries who supply buns to a quick service restaurant chain began accepting shipments in June 1995. The Company also received $63,000 in contract revenue under its remaining collaborative relationship in the first half of 1996 as compared to $134,000 in the 1995 period. The decrease was the result of the expiration of an agreement with National Starch at December 31, 1995. Opta anticipates increased product revenue in 1996 as both OptaGrade and Opta Oat Fibers products continue to gain acceptance in the market place, although the amount and timing of customer orders will continue to be unpredictable.

Cost of revenue. Cost of revenue for the six months ended June 30, 1996 was $4.1 million, an increase of $1.8 million or 74% over 1995. Cost of revenue as a percentage of revenue decreased to 83% in 1996 from 87% in 1995. The increase in cost of revenue reflected the increased product sales, and the percentage decrease was primarily due to improved operating results at the Opta Oat Fibers facility as well as certain improvements in OptaGrade margins resulting from increased production efficiencies. Opta believes that its cost of revenue as a percentage of revenue will be further reduced in 1996 due to efficiencies gained from increased manufacturing capacity.

Selling, general and administrative. SG&A expenses for the six months ended June 30, 1996 were $1.9 million, an increase of $649,000 or 51% over 1995. SG&A as a percentage of revenue decreased to 38% in 1996 from 46% in 1995. The increase in SG&A expenses was primarily due to the hiring of additional sales and marketing staff and related travel and entertainment expenses, increased consulting fees related to sales opportunities, increased public relations efforts relative to industry and trade journal exposure and a severance pay package to a terminated salesperson. Opta anticipates that SG&A expenses will continue to increase as it aggressively seeks to market its products to consumer food companies.

Research and development. R&D expenses for the six months ended June 30, 1996 were $2.1 million, an increase of $540,000 or 35% over 1995. R&D as a percentage of revenue decreased to 41% in 1996 from 56% in 1995. The increase in R&D expenses was primarily the result of increased salaries and related benefits, contract research and pilot plant trials relative to new product applications, recruiting fees, the initial set-up of the Galesburg, Illinois multi-purpose facility and travel expenses by the applications development team. Opta expects that R&D expenses will continue to increase as the Company continues to provide intensive technical support for existing products, while pursuing research and development opportunities for future products as well as bringing the Galesburg production facility on line.

Other income. Other income for the six months ended June 30, 1996 was $795,000, an increase of $697,000 over 1995. The increase reflected the interest earned on increased cash and cash equivalents balances resulting from proceeds received in June 1995 from the exercise of warrants associated with the Company's 1994 private placement, as well as the public offering of the Company's Common Stock in the third quarter of 1995.

OPTA FOOD INGREDIENTS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)
- -------------------------------------------------------------------------------


Liquidity and Capital Resources:

As of June 30, 1996, the Company had $41.3 million in cash and cash equivalents and short term investments and $42.6 million of working capital. The Company used approximately $2.5 million of cash in operations during the six months ended June 30, 1996, compared with approximately $3.6 million in 1995. In 1995, the Company expended significant efforts to build up inventory balances in anticipation of the Opta Oat Fibers plant expansion, which began in the second quarter of 1995. Inventory levels were increased in 1995 to cover customer demand during the construction. Inventory levels have continued to increase in 1996, which the Company believes are appropriate given the current demand for Opta's products. The Company expects to continue to incur significant operating losses as it continues to increase its manufacturing capacity and make new product introductions. The Company intends to fund its operating losses principally through product sales, existing cash and cash equivalents, and long- and short-term debt.

The Company purchased a multi-purpose facility in Galesburg, Illinois during the second quarter of 1996. The facility will be renovated and it is anticipated that it will be operational in 1997. When fully functioning, the plant is expected to significantly increase the Company's production capacity for its current starch-based food ingredients. The plant will also be used to scale up commercial quantities of ingredients from new and licensed technologies.

The Company has an available line of credit of $1.2 million; there were no borrowings against this line at June 30, 1996. The Company's various debt agreements contain covenants regarding maintenance of minimum cash and tangible net worth of $4.0 million and $13.5 million, respectively, a 2.5 to 1 quick asset ratio and a 1 to 1 debt to tangible net worth ratio, among others. The Company was in compliance or had obtained a waiver with respect to all covenants and restrictions in its loan agreements at June 30, 1996.

The Company believes that continued expenditure of funds will be necessary to support its growth. The Company believes that its existing cash and cash equivalents, long- and short-term debt and product sales, will be adequate to fund its planned operations, capital requirements and expansion needs through at least fiscal year 1997. However, the Company may require additional capital in the longer term, which it may seek through equity or debt financing, collaborative arrangements with corporate partners, equipment lease financing or funds from other sources. No assurance can be given that these funds will be available to the Company on acceptable terms, if at all. In addition, because of the Company's need for funds to support future operations, it may seek to obtain funds when conditions are favorable, even if it does not have an immediate need for additional capital at such time.

OPTA FOOD INGREDIENTS, INC.


PART II - OTHER INFORMATION
- --------------------------------------------------------------------------------

ITEMS 1, 2, 3 AND 5 - Not Applicable.

ITEM 4           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (a) The annual meeting of Opta Food Ingredients, Inc. was held on Tuesday, May 14, 1996.

  (b) The following individuals were elected to the Board of Directors for a term expiring in 1996:

                                        Shares voted in favor  Votes withheld
                                        ---------------------  --------------
       -  A. S. Clausi                              5,591,064         348,607
       -  Anthony B. Evnin                          5,588,064         351,607
       -  Harry Fields                              5,591,064         348,607
       -  Christopher F. O. Gabrieli                5,591,064         348,607
       -  Akiva T. Gross                            5,591,064         348,607
       -  Glynn C. Morris                           5,590,864         348,807
       -  Charles W. Newhall, III                   5,591,064         348,607
       -  Lewis C. Paine, III                       5,591,064         348,607

  (c) The stockholders approved an amendment to the 1992 Employee, Director and Consultant Stock Option Plan ("Plan") to increase the Company's Common Stock available for issuance under the Plan by 250,000 shares by a vote of 4,966,639 for, 731,867 against, 1,288 abstaining and 239,877 no vote.

  (d) The stockholders approved the appointment of Price Waterhouse LLP as the Company's independent accountants for fiscal year 1996 by a vote of 5,938,513 for, 1,050 against and 108 abstaining.


ITEM 6 (A)     EXHIBITS

  (10.1) Employment Agreement dated as of January 1, 1996 between the Company and Lewis C. Paine, III (filed herewith).

OPTA FOOD INGREDIENTS, INC.

- ------------------------------------------------------------------------------

(11)  Loss Per Share Computation:


                                          FOR THE THREE MONTHS ENDED
                                                   JUNE 30,
                                              1996          1995

   Net loss available to common           $(1,283,000)  $(1,210,000)
    shareholders
                                        -------------- -------------

     Weighted average shares
      outstanding:
     Common stock                          10,845,000     7,587,000
                                        -------------- -------------


     Net loss per share                   $     (0.12)  $     (0.16)
                                        -------------- -------------


                                          FOR THE SIX MONTHS ENDED
                                                  JUNE 30,
                                              1996          1995

   Net loss available to common           $(2,332,000)  $(2,327,000)
    shareholders
                                        -------------- -------------

     Weighted average shares
      outstanding:
     Common stock                          10,805,000     7,486,000
                                        -------------- -------------


     Net loss per share                   $     (0.22)  $     (0.31)
                                        -------------- -------------

Note that fully diluted loss per share would be identical to the primary loss per share as presented above and therefore, is not presented.

ITEM 6 (B)   REPORTS ON FORM 8-K

  - The Company filed Form 8-K dated May 16, 1996, File No. 0-19811, in connection with the public dissemination of a press release announcing that the Company had purchased a 35,000 square foot multi-purpose facility in Galesburg, Illinois, reporting information under items 5 and 7(c) of that form.

  - The Company filed Form 8-K dated June 4, 1996, File No. 0-19811, in connection with the public dissemination of a press release announcing that the Company's second quarter and 1996 revenue and earnings were lower than analyst estimates, reporting information under items 5 and 7(c) of that form.

OPTA FOOD INGREDIENTS, INC.


SIGNATURES
- --------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                                  Opta Food Ingredients, Inc.
                                  ---------------------------
                                     (Registrant)



DATE: August 6, 1996              BY: /s/ Lewis C. Paine, III
                                      -----------------------
                                     Lewis C. Paine, III
                                     Chief Executive Officer and
                                     Chairman of the Board
                                     (Principal Executive Officer)



DATE: August 6, 1996              BY: /s/ Thomas J. Trometer
                                      ----------------------
                                     Thomas J. Trometer
                                     Vice President Finance and
                                     Treasurer (Principal Financial and
                                     Accounting Officer)