Form 10-Q
period 1996-09-30
OPTA FOOD INGREDIENTS INC /DE
filed 1996-11-07
CIK 883326

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                   FORM 10-Q


               Quarterly report pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


FOR THE QUARTER ENDED SEPTEMBER 30, 1996             COMMISSION FILE NO. 0-19811


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


                              YES  X           NO
                                   --             --


Number of shares outstanding of each of the issuer's classes of common stock as of October 31, 1996:

COMMON STOCK, PAR VALUE $.01                      10,960,488 SHARES OUTSTANDING

OPTA FOOD INGREDIENTS, INC.

FORM 10-Q
--------------------------------------------------------------------------------

                        Quarter Ended September 30, 1996
                               Table of Contents


                                                                        Page
                                                                       Number
                                                                       ------

Part I - Financial Information
------------------------------

Item 1 - Financial Statements

 Condensed Balance Sheet (Unaudited)
   September 30, 1996 and December 31, 1995.........................     3
 Condensed Statement of Operations (Unaudited)
   for the Three and Nine Months Ended September 30, 1996 and 1995..     4
 Condensed Statement of Cash Flows (Unaudited)
   for the Nine Months Ended September 30, 1996 and 1995............     5
 Notes to Condensed Unaudited Financial Statements..................     6


Item 2 - Management's Discussion and Analysis of
 Financial Condition and Results of Operations......................     7



Part II - Other Information
---------------------------

   Item 1 through Item 6............................................    11

   Signatures.......................................................    12

OPTA FOOD INGREDIENTS, INC.
CONDENSED BALANCE SHEET (in thousands)
--------------------------------------------------------------------------------
(Unaudited)

                                                   SEPTEMBER 30,    DECEMBER 31,
                                                       1996            1995
                                                  --------------   ------------

ASSETS
Current assets:
   Cash and cash equivalents                          $  34,408       $ 40,174
   Short term investments                                 4,938          4,993
   Accounts receivable, net                               1,371          1,133
   Inventories, net                                       3,465          2,234
   Other assets                                             202            314
                                                 --------------    -----------
 Total current assets                                    44,384         48,848

 Fixed assets, net                                       12,056         11,137
 Intangibles, net                                           907            905
 Other assets                                               288            379
                                                 --------------    -----------

                                                      $  57,635       $ 61,269
                                                 ==============    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Current portion of long term debt                  $   1,490       $  1,507
   Accounts payable                                         563            763
   Accrued expenses                                       1,154            882
                                                 --------------    -----------
 Total current liabilities                                3,207          3,152

 Long term debt                                           4,493          5,498
 Deferred revenue                                           439            471
 Other liabilities                                          170            156
                                                 --------------    -----------
 Total liabilities                                        8,309          9,277


 Stockholders' equity:
   Common stock                                             110            107
   Additional paid-in capital                            78,999         78,088
   Accumulated deficit                                  (29,783)       (26,203)
                                                 --------------    -----------
Total stockholders' equity                               49,326         51,992
                                                 --------------    -----------

                                                      $  57,635       $ 61,269
                                                 ==============    ===========

OPTA FOOD INGREDIENTS, INC.
CONDENSED STATEMENT OF OPERATIONS (in thousands, except per share data)
--------------------------------------------------------------------------------
(Unaudited)

                             FOR THE THREE MONTHS      FOR THE NINE MONTHS
                              ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                           ----------------------      --------------------
                               1996        1995          1996         1995
                           ---------   ----------      ---------  ---------
Revenue:
  Product sales               $ 2,202     $ 1,954       $ 7,128     $  4,563
  Contract revenue                  -          67            63          201
                           ----------  ----------      --------   ----------
                                2,202       2,021         7,191        4,764
                           ----------  ----------      --------   ----------


Cost and expenses:
  Cost of revenue               1,785       1,839         5,921        4,215
  Selling, general and
   administrative                 936         782         2,849        2,046
  Research and development      1,081         746         3,149        2,274
                           ----------  ----------      --------   ----------
                                3,802       3,367        11,919        8,535
                           ----------  ----------      --------   ----------

Loss from operations           (1,600)     (1,346)       (4,728)      (3,771)
                           ----------  ----------      --------   ----------

Other income (expense):
  Interest income                 498         373         1,606          680
  Interest expense               (137)       (107)         (440)        (289)
  Other income (expense)           (8)          5           (18)         (22)
                           ----------  ----------      --------   ----------
                                  353         271         1,148          369
                           ----------  ----------      --------   ----------

Net loss                      $(1,247)    $(1,075)      $(3,580)    $ (3,402)
                           ==========  ==========      ========   ==========

Net loss per share             $(0.11)     $(0.12)       $(0.33)      $(0.42)
                           ==========  ==========      ========   ==========

Weighted average shares
 outstanding                   10,933       9,125        10,848        8,035
                           ==========  ==========      ========   ==========




OPTA FOOD INGREDIENTS, INC.
CONDENSED STATEMENT OF CASH FLOWS (in thousands)
--------------------------------------------------------------------------------
(Unaudited)

                                                       FOR THE NINE MONTHS
                                                       ENDED SEPTEMBER 30,
                                                       1996           1995
                                                 --------------    -----------
Cash flows from operating activities:
  Net loss                                            $  (3,580)      $ (3,402)
                                                 --------------    -----------
  Adjustments to reconcile net loss to cash
    used in operating activities:
    Depreciation and amortization                           913            579
    Forgiveness of notes receivable                          20             68
    Change in assets and liabilities:
      Increase in accounts receivable, net                 (238)          (581)
      Increase in inventories, net                       (1,231)        (1,240)
      (Increase) decrease in other assets                   112            (74)
      Increase (decrease) in accounts payable              (200)           318
      Increase in accrued expenses                          272            221
      Decrease in deferred revenue                          (32)          (163)
      Increase in other liabilities                          14             12
                                                 --------------    -----------
  Total adjustments                                        (370)          (860)
                                                 --------------    -----------
Net cash used in operating activities                    (3,950)        (4,262)
                                                 --------------    -----------

Cash flows from investing activities:
  Purchase of short term investments                     (4,938)        (5,792)
  Sale of short term investments                          4,993          2,302
  Purchase of fixed assets                               (1,673)        (1,669)
  Increase in intangible assets                            (161)          (150)
  Decrease in other assets                                   71              4
                                                 --------------    -----------
Net cash used in investing activities                    (1,708)        (5,305)
                                                 --------------    -----------

Cash flows from financing activities:
  Proceeds from issuance of common stock, net               914         37,152
  Proceeds from long term debt                              151            786
  Payments on long term debt                             (1,173)          (247)
                                                 --------------    -----------
Net cash (used in) provided by financing
 activities                                                (108)        37,691
                                                 --------------    -----------

Net increase (decrease) in cash and cash
 equivalents                                             (5,766)        28,124
Cash and cash equivalents, beginning of period           40,174         11,665
                                                 --------------    -----------

Cash and cash equivalents, end of period              $  34,408       $ 39,789
                                                 ==============    ===========

OPTA FOOD INGREDIENTS, INC.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1. BASIS OF PRESENTATION

   The condensed unaudited financial statements of Opta Food Ingredients, Inc. (the "Company" or "Opta") include, in the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair statement of the Company's financial position at September 30, 1996 and December 31, 1995 and the results of operations for the three and nine months ended September 30, 1996 and 1995. The results of operations are not necessarily indicative of results for a full year.

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

2. INVENTORIES, NET (Unaudited)

   Inventories consist of the following (in thousands):

                                      SEPTEMBER 30,  DECEMBER 31,
                                          1996           1995
                                    --------------- --------------

Raw materials                                $  376        $  314
Finished goods                                3,089         1,920
                                    --------------- --------------

                                             $3,465        $2,234
                                    =============== ==============

   Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method.

PART I ITEM 2

OPTA FOOD INGREDIENTS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

INTRODUCTION:

Opta Food Ingredients, Inc. is a fully integrated developer, manufacturer and marketer of proprietary food ingredients used by consumer food companies to improve the nutritional content, healthfulness and taste of a wide variety of foods. The Company modifies inexpensive raw materials and produces natural food ingredients that can be considered GRAS under current FDA regulations.

The Company began shipping its first product, EverFresh/R/, in November 1991, acquired an oat fiber business in June 1992, launched Opta/R/ Oat Fibers in September 1992, began shipping OptaGrade/R/ in the fourth quarter of 1993 and commercialized CrystaLean/R/ and OptaFil/R/ in fourth quarter of 1994 and OptaMist/TM/, Optex /R/ and OptaGlaze/R/ in June 1996. The Company currently derives substantially all of its revenue from its Opta Oat Fibers and OptaGrade products. The Company has not been profitable since inception and expects to incur additional losses. This discussion should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and the accompanying unaudited condensed financial statements and notes thereto.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995:

Revenue. Revenue for the three months ended September 30, 1996 was $2.2 million, an increase of $181,000 or 9% over 1995. The increase in revenue from 1995 to 1996 primarily reflects the increased product sales of OptaGrade and Opta Oat Fibers to new and existing customers. Opta anticipates increased product revenue as

OPTA FOOD INGREDIENTS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

both OptaGrade and Opta Oat Fibers as well as new product introductions gain acceptance in the marketplace, although the amount and timing of customer orders will continue to be unpredictable.

Cost of revenue. Cost of revenue for the three months ended September 30, 1996 was $1.8 million, a decrease of $54,000 or 3% over 1995. Cost of revenue as a percentage of revenue decreased to 81% in 1996 from 91% in 1995. This decrease reflects certain improvements in OptaGrade and Opta Oat Fibers margins resulting from operating efficiencies related to increased production volumes. Opta believes that its cost of revenue as a percentage of revenue will be further reduced due to operating efficiencies gained from increased manufacturing volume.

Selling, general and administrative. Selling, general and administrative ("SG&A") expenses for the three months ended September 30, 1996 were $936,000, an increase of $154,000 or 20% over 1995. SG&A expenses as a percentage of revenue increased to 43% in 1996 from 39% in 1995. The increase in SG&A is due to the hiring of additional sales and marketing staff and related expenses, as well as, increased consulting expenses. Opta anticipates that SG&A expenses will continue to increase as it seeks to market its products to consumer food companies.

Research and development. Research and development ("R&D") expenses for the three months ended September 30, 1996 were $1.1 million, an increase of $335,000 or 45% over 1995. R&D expenses as a percentage of revenue increased to 49% in 1996 from 37% in 1995. The increase in R&D expenses is the result of pilot plant trials related to new product development, initial operating costs of the new Galesburg facility and increases in salaries and related expenses. Opta expects that R&D expenses will continue to increase as the Company provides intensive technical support for existing products while pursuing research and development opportunities for future products.

Other income. Other income for the three months ended September 30, 1996 was $353,000, an increase of $82,000 or 30% over 1995. The increase reflects the interest earned on increased cash and cash equivalents resulting from proceeds of the Company's public offering of common stock in the third quarter of 1995 and the exercise of warrants to purchase common stock associated with the Company's 1994 private placement.


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995:

Revenue. Revenue for the nine months ended September 30, 1996 was $7.2 million, an increase of $2.4 million or 51% over 1995. The increase in revenue from 1995 to 1996 primarily reflects continued increases in product sales of OptaGrade and Opta Oat Fibers in additional applications with new and existing customers.
Opta anticipates increased product revenue as both OptaGrade and Opta Oat Fibers as well as new product introductions gain acceptance in the marketplace, although the amount and timing of customer orders will continue to be unpredictable.

OPTA FOOD INGREDIENTS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

Cost of revenue. Cost of revenue for the nine months ended September 30, 1996 was $5.9 million, an increase of $1.7 million or 40% over 1995. Cost of revenue as a percentage of revenue decreased to 82% in 1996 from 88% in 1995. The percentage decrease reflects the improvements in OptaGrade and Opta Oat Fibers margins resulting from operating efficiencies related to increased production volumes. Opta believes that its cost of revenue as a percentage of revenue will be further reduced due to operating efficiencies gained from increased manufacturing volume.

Selling, general and administrative. SG&A expenses for the nine months ended September 30, 1996 were $2.8 million, an increase of $803,000 or 39% over 1995. SG&A expenses as a percentage of revenue decreased to 40% in 1996 from 43% in 1995. The increase in SG&A is due to the hiring of additional sales and marketing staff and related expenses, as well as, increased advertising and consulting expenses. Opta anticipates that SG&A expenses will continue to increase as it seeks to market its products to consumer food companies.

Research and development. R&D expenses for the nine months ended September 30, 1996 were $3.1 million, an increase of $875,000 or 38% over 1995. R&D expenses as a percentage of revenue decreased to 44% in 1996 from 48% in 1995. The increase in R&D expenses are the result of pilot plant trials related to new product development, initial operating costs of the new Galesburg facility and increases in salaries and related expenses. Opta expects that R&D expenses will continue to increase as the Company provides intensive technical support for existing products while pursuing research and development opportunities for future products.

Other income. Other income for the nine months ended September 30, 1996 was $1.1 million, an increase of $779,000 over 1995. The increase reflects the interest earned on increased cash and cash equivalents resulting from proceeds of the Company's public offering of common stock in the third quarter of 1995 and the exercise of warrants to purchase common stock associated with the Company's 1994 private placement.


LIQUIDITY AND CAPITAL RESOURCES:

At September 30, 1996, the Company had $39.3 million in cash and cash equivalents and short term investments and $41.2 million of working capital. The Company used approximately $4.0 million of cash in operations during the nine months ended September 30, 1996, compared with approximately $4.3 million used in the same period in 1995. In 1995, the Company expended significant efforts to build up inventory balances in anticipation of the Opta Oat Fibers plant expansion, which began in the second quarter of 1995. Inventory levels have continued to increase in 1996, which the Company believes is appropriate given the current demand for Opta's products. The Company expects to incur significant operating losses as it continues to increase its investment in the development, production and marketing of its new and existing products. The Company intends to fund its operating losses principally through product sales, existing cash and cash equivalents, short term investments, and long and short term debt.

OPTA FOOD INGREDIENTS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)
-------------------------------------------------------------------------------

The Company has an available line of credit of $1.2 million; there were no borrowings under this facility at September 30, 1996. The line of credit expired subsequent to September 30, 1996 and the Company is in the process of negotiating a replacement facility. The Company's various debt agreements contain covenants regarding maintenance of minimum cash and tangible net worth of $4.0 million and $13.5 million, respectively, a 2.5 to 1 quick asset ratio and a 1 to 1 debt to tangible net worth ratio, among others. The Company was in compliance or had obtained a waiver with respect to all covenants and restrictions in its loan agreements at September 30, 1996.

The Company believes that continued expenditure of funds will be necessary to support its current operations and future growth. The Company believes that its existing cash and cash equivalents, short term investments, long and short term debt and product sales will be adequate to fund its planned operations, capital requirements and expansion needs through at least 1997. However, the Company may require additional capital in the longer term, which it may seek through equity or debt financing, collaborative arrangements with corporate partners, equipment lease financing or funds from other sources. No assurance can be given that these funds will be available to the Company on acceptable terms, if at all. In addition, because of the Company's need for funds to support future operations, it may seek to obtain funds when conditions are favorable, even if it does not have an immediate need for additional capital at such time.

OPTA FOOD INGREDIENTS, INC.

PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

Items 1, 2, 3, 4, 5 and 6(b) - Not Applicable.

ITEM 6 (A)    EXHIBITS

  (11) Net Loss Per Share Computation (in thousands, except per share data):

                              FOR THE THREE MONTHS      FOR THE NINE MONTHS
                               ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                           -------------------------   ------------------------
                                1996         1995         1996        1995
                           -------------  ----------   ----------- ------------

Net loss                        $(1,247)    $(1,075)   $(3,580)    $(3,402)
                              ==========   =========  =========   =========

Weighted average shares          10,933       9,125     10,848       8,035
 outstanding
                              ==========   =========  =========   =========

Net loss per share              $ (0.11)    $ (0.12)   $ (0.33)    $ (0.42)
                              ==========   =========  =========   ==========

Fully diluted loss per share would be identical to primary loss per share as presented above and therefore is not presented.

OPTA FOOD INGREDIENTS, INC.

SIGNATURES
--------------------------------------------------------------------------------




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       Opta Food Ingredients, Inc.
                                       ---------------------------
                                              (Registrant)




DATE: November 6, 1996                 BY: /s/ Lewis C. Paine, III
                                           --------------------------------
                                           Lewis C. Paine, III
                                           Chief Executive Officer, President
                                           and Chairman of the Board
                                           (Principal Executive Officer)




DATE: November 6, 1996                 BY: /s/ Scott A. Kumf
                                           --------------------------------
                                           Scott A. Kumf
                                           Chief Financial Officer
                                           Vice President Administration
                                           (Principal Financial and Accounting
                                           Officer)