Form 10-K405
period 1996-12-31
OPTA FOOD INGREDIENTS INC /DE
filed 1997-03-26
CIK 883326

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

                  For the fiscal year ended DECEMBER 31, 1996

                                       or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)
     For the transition period from ________ to _________.


                        Commission File Number 0-19811
                                               -------

                          OPTA FOOD INGREDIENTS, INC.
                          ---------------------------
            (Exact name of Registrant as Specified in its Charter)

               Delaware                                04-3117634
     -------------------------------              --------------------
     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)               Identification No.)

           25 Wiggins Avenue
         Bedford, Massachusetts                           01730
     ---------------------------------------      --------------------
     (Address of principal executive offices)           (Zip Code)

       Registrant's telephone number, including area code: (617) 276-5100
                                                           --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:   Common Stock, $.01
                                                              ------------------
par value per share
-------------------
 (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X         No
                                               ----         ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    [X]

     The aggregate market value, based upon the closing sale price of the shares as reported by the NASDAQ National Market System, of voting stock held by non-affiliates (without admitting that any person whose shares are not included in such calculation is an affiliate) at March 1, 1997 was $63,817,460.

     As of March 1, 1997, 10,979,348 shares of the registrant's Common Stock, $.01 par value per share, were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report on Form 10-K.

                                    PART I
                                    ------

The following discussion of the Company's business in this Annual Report on Form 10-K contains, in addition to historical statements, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include the factors discussed in this section under the caption "Cautionary Statement Regarding Forward-Looking Statements."

ITEM 1.  BUSINESS
-----------------

GENERAL

     Opta Food Ingredients, Inc. (referred to herein as the "Company" or "Opta") was incorporated in Delaware on April 23, 1991 and its executive offices are located at 25 Wiggins Avenue, Bedford, Massachusetts 01730. Its telephone number is (617)276-5100 and its fax number is (617)276-5101. Opta, CrystaLean, EverFresh, OptaFil, OptaGlaze, OptaGrade, and Optex are registered trademarks of the Company.

     Opta is a fully integrated developer, manufacturer and marketer of proprietary food ingredients which it sells to consumer food and food service companies to improve the nutritional content, healthfulness, texture and taste of their food products. Opta applies advanced enzymology and protein and carbohydrate chemistries to develop innovative food ingredients, such as fat replacers and other texturizing agents, to solve specific customer problems. Opta creates its products through the modification of inexpensive raw materials to produce food ingredients that it considers to be Generally Recognized As Safe ("GRAS") under current U.S. Food and Drug Administration ("FDA") regulations. At December 31, 1996, Opta's products were being used in more than 30 applications by over 140 different customers, including six of the ten largest U.S. consumer packaged food companies and the largest quick service restaurant chain.

     Opta's products address the growing consumer demand for more healthful food products. In order to continue to make reduced fat, high fiber and other nutritional claims under labeling regulations promulgated in 1994 by the FDA under the Nutrition Labeling and Education Act of 1990 (the "NLEA"), consumer food companies are reformulating a wide variety of products to reduce or replace certain food elements, such as fats and oils, with new food ingredients that preserve or enhance the flavor, texture, mouthfeel or shelf-life of their food products. Because many consumer food companies have historically devoted relatively little research to the development of new food ingredients, Opta believes that there is a significant "technology gap" that has created a substantial opportunity for innovative food ingredient companies. The food service industry is also facing many of the same formulation and nutrition challenges that confront the consumer packaged foods industry. Opta believes that its problem-solving approach, proprietary technologies and food ingredient products can be successfully applied in both the food service and consumer packaged goods industries. To date, Opta has developed a portfolio of products, each based on a unique and proprietary core technology developed by the Company:

     Opta Oat Fibers, launched in 1992, is a group of fiber ingredients derived from oats that enhance texture, reduce breakage, and extend shelf-life in baked goods and other foods. Opta Oat Fibers are currently being used in a variety of products, including breads, cookies, crackers, muffins, taco shells and ice cream cones. Opta has also worked closely with several bakeries to develop an optimized hamburger bun formulation incorporating a proprietary Opta Oat Fibers product. Based on this collaboration, Opta is currently shipping Opta Oat Fibers to a group of independent bakeries for use in the production of an optimized hamburger bun for a quick service restaurant chain.

     OptaGrade, launched in late 1993, is a starch-based texturizing agent used primarily to replace fat in dairy products, which represent the largest food group for potential fat reduction in the U.S. diet. At December 31, 1996, the Company was selling OptaGrade to more than 30 customers on a regular basis for use in at least 18 different product applications under a variety of national and regional brands. OptaGrade is now being used in commercially available low-fat and non-fat sour creams, and non-fat versions of margarine-type spreads, whipped topping, cottage cheese, processed cheeses, cream cheese, yogurts, salad dressing and mozzarella cheese.

     OptaMist, launched in 1996 and currently being tested by a number of consumer food companies for a variety of applications, is a starch-based texturizing agent which can also be used as a fat replacer. The Company currently intends to market OptaMist as a replacement of up to 100% of the fat content in applications such as salad dressings, mayonnaise, and selected dairy products such as yogurt and cream cheese. The Company believes that OptaMist is GRAS under current FDA regulations.

     Optex, launched in 1996 and currently being tested by a number of consumer food companies for a variety of applications, is a starch-based texturizing agent and opacifying agent which can also be used as a fat replacer in high viscosity systems such as reduced fat spreads, sauces, and spoonable dressings. The Company believes that Optex is GRAS under current FDA regulations.

     OptaGlaze, launched in 1996, is the first ready-to-use aqueous-based coating derived from wheat gluten. It is used to enhance gloss and appearance, adhere seeds, nuts or seasonings, and provide microbial protection to baked goods and snack foods. The Company believes that OptaGlaze is GRAS under current FDA regulations.

     CrystaLean, launched in 1994 and currently being tested by a number of consumer food companies for a variety of applications, is the first product in an anticipated family of enzyme-resistant, starch-based bulking and texturizing agents designed to enhance the crispness and fiber content of extruded products, such as cereals and snack foods.

     OptaFil, launched in 1994 and currently being tested by a number of consumer food companies for a variety of applications, is the first product in an anticipated family of non-fat clouding agents for use in certain beverages and confectionery products where opaque appearance is important, such as non-dairy coffee creamers, toppings and beverages.

     EverFresh, launched in 1991, is an anti-browning enzyme inhibitor used in the shrimp industry. In December 1992, the Company licensed the exclusive worldwide rights to market EverFresh for use in shrimp and seafood processing to Pfizer, who subsequently assigned the license to an unrelated third party in January 1997.

     The majority of revenue for the Company is derived from sales of Opta Oat Fibers and OptaGrade as well as royalties from EverFresh. Opta is continuing to work on enhancing OptaMist, Optex, OptaGlaze, CrystaLean and OptaFil, and does not expect significant revenue from these products in 1997.

     Opta also plans to scale-up and Optaglaze several other food ingredient technologies and products that have completed their initial research and development phases. These include new proprietary starch-based technologies for use in a wide variety of texturizing and other fat replacement applications. In addition, the Company obtained an exclusive license from the United States Department of Agriculture ("USDA") for a new technological process which the Company expects to use in the development of new texturizing agents referred to as "Fantesk". Opta has also developed a group of technologies and products for edible coatings, edible films, and microencapsulation vehicles. One of these products, OptaGlaze, is in the commercialization stage.

     Opta's priorities over the next two years are to capitalize on its current opportunities to build a significant Opta Oat Fibers business with its principal customers; to increase market penetration for OptaGrade in the product categories where it is currently being sold, as well as to extend its use to other targeted product categories; to complete the development and commercial launch of a new, starch-based texturizing product technology that the Company believes will extend the OptaGrade technology platform into new applications; to continue the marketing and commercial development of OptaMist, Optex, OptaGlaze, CrystaLean and OptaFil; to complete the renovation of its recently purchased Galesburg, Illinois facility which the Company expects will increase the production capacity of starch-based products; and to continue to innovate next generation products and technologies based upon specific customer needs and requests. There can be no assurance that the Company will be successful in fulfilling any or all of these priorities on a timely basis, or at all, or that, for various reasons including market conditions, available capital and management resources, the Company will be able to continue to pursue these priorities.

INDUSTRY BACKGROUND AND MARKET OPPORTUNITY

     The consumer food products industry is presently being shaped by several external and internal forces, including increased consumer demand for healthier food products and new government regulation. According to a recent study, a majority of American consumers are actively seeking to reduce the fat content and improve the nutritional content of their diet. A recent survey has reported that the single most important factor influencing a buying decision among consumers who read nutritional labels is fat content. Achieving current health guidelines for fat reduction would require that more than 3 billion pounds of fat in foods be replaced by other ingredients, such as those developed and marketed by Opta. Consumer food companies purchase most food ingredients from outside vendors and combine, blend, and process them into their final product form. Since they rely chiefly on external vendors to provide existing and new food ingredients, consumer food companies typically devote only a small portion of their research efforts to developing new ingredients. In 1996, consumer food companies in the U.S. introduced more than 13,300 new products into supermarkets which stock an average of 30,000 food items. Typically, 75% of these new products are extensions or modifications of existing product lines such as new flavors, sizes or labeling rather than substantive innovations in content. Approximately 30% of all new product introductions featured some type of health-related claim, and approximately 3,000 new products were specifically labeled as low-calorie or reduced-fat products.

     Regulations promulgated under the NLEA enforced as of May 8, 1994 require that all packaged food labels in use clearly disclose the amount of fat, calories from fat, fiber content and other key nutrients. As consumers become more informed about the high fat content and low fiber levels of certain foods, the Company expects that consumer food companies will continue to reformulate many foods with ingredients which enhance their appeal to an increasingly health-conscious public.

     The Company has focused a majority of its product development and marketing efforts on texturizing agents, which include fat replacers and fibers. In 1995, industry sources projected that the market for fat replacers alone, currently estimated to be between $150-$300 million, could surpass $1 billion per year. Because the dairy and baked goods industries comprise the largest segment opportunities within the fat replacement category, the Company has concentrated its customer development and sales efforts primarily within these two industries. Opta also believes that significant opportunities exist for sales of its food ingredients in the food service and quick service restaurant industry. In 1994, for the first time in the United States, consumption of food prepared out of the home exceeded that of food prepared in the home. The food service industry is now facing many of the same formulation and nutrition challenges that are now confronting the consumer packaged foods industry, including the desire to offer customers more healthful and nutritious alternatives.

OPTA'S STRATEGY

     The Company's strategy is to help consumer food and food service companies solve their product formulation problems by developing and selling to them proprietary value-added food ingredients. Core elements of the Company's strategy include:

     Solving Customer Problems Through Innovation. In contrast to its competitors, Opta's primary focus is on solving its customers' problems rapidly through innovation, rather than selling basic raw materials or products derived from chemical processes. The Company seeks to identify each customer's needs, establish probable solutions, develop a prototype food ingredient, and work closely with the customer to develop product formulations that have the required functional and physical properties that can be incorporated cost effectively into the customer's food manufacturing processes. Opta differentiates itself from its competitors by being dependent neither upon one specific raw material nor a single type of technology, which gives Opta the flexibility required to solve customer problems.

     Employing Sophisticated Science and Practical Food Industry Experience to Develop GRAS Food Ingredients. The Company relies upon its ability to combine proprietary technological advances with practical food industry experience to solve highly complex and specific food formulation problems presented by its customers. Opta's research and development effort is conducted by a team of scientists with expertise in the relevant sciences, including enzymology and protein and carbohydrate chemistry, who work alongside experts in food science and chemical engineering. The Company seeks to modify inexpensive raw materials to produce value-added natural food ingredients that will be considered GRAS and that permit customers to have consumer-friendly labels which make natural and other claims for their products.

     Utilizing a Technically Sophisticated Sales and Marketing Force. Opta believes that the most important customer contacts occur at the research and development departments of each of its customers. As a result, the Company has established and will continue to focus on expanding its direct sales organization staffed by technically sophisticated and industry experienced professionals. Opta's technical sales managers, applications, and research and development teams all work together closely with Opta customers as "consultants" in defining and developing a range of potential solutions to their formulation and product development problems. Once Opta has resolved a customer's problems, it develops a GRAS food ingredient which it then sells to the customer. In all cases, Opta's sales and marketing strategy is to provide superior customer service which the Company believes leads to additional opportunities with existing and prospective customers.

     Extending Core Technologies to Develop New Food Ingredients. The Company intends to continue to focus on extending its innovative proprietary core technologies toward the development of new food ingredients and applications. Opta believes this approach permits it to solve multiple customer and industry problems without requiring a separate investment for each solution, while retaining the flexibility to customize solutions for a wider variety of industry problems. Opta believes that its future growth will be derived both from internally developed proprietary technology, as well as from acquisitions of complementary product lines and technologies where the Company believes it can add value and generate incremental revenue growth.

OPTA'S PRODUCT DEVELOPMENT PROCESS

     All of the Company's product development efforts are derived from specifically stated and defined customer needs. The Company works closely with potential customers to develop prototypes that have the required functional and physical properties and that can be incorporated cost effectively into the customers' food manufacturing processes. Once prototypes have been developed, Opta works with these companies to adapt them to specific food applications. The Company's disciplined multi-step approach to product development includes:

     Opportunity Identification and Analysis

     The Company's management, applications, technical service, and direct sales teams maintain close working relationships with leading consumer food and food service companies. Some of these companies seek Opta's assistance and advice in attempting to solve their product development problems and formulation needs. Opta identifies new product opportunities and establishes its product development portfolio based upon a review of an individual customer's problems and after consideration of certain criteria, including: size of the potential market; ability to patent or protect a proprietary position; manufacturing cost and efficiency; availability of raw materials; and qualification of the ingredient as GRAS.

     Laboratory Development

     Once the product development opportunity has been identified, the Company establishes a product development program beginning with laboratory development. In this stage, the Company identifies the appropriate raw materials, conducts "proof of principle" experiments to confirm the utility of the new ingredient, and makes prototypes for evaluation and testing. These prototypes are also used during meetings with potential customers to demonstrate progress and to obtain feedback for desired modifications and improvements. The products continue to be refined in the laboratory until the customer and Opta believe that one is sufficiently promising to merit production on a larger scale.

     Pilot Plant and Formulation

     During the pilot plant stage, Opta manufactures samples for expanded customer testing and applications development. Generally, potential customers use these samples to conduct thorough testing on their formulated products and provide feedback to Opta about the performance of the ingredient. The Company refines the ingredient based upon the feedback from these tests and based on the results of its own internal evaluation. During the pilot plant stage, the Company's scientists and engineers design the commercial manufacturing process for the ingredient.

     Scale-Up

     Once Opta and a potential customer agree that a test ingredient is functional and practical, the scale-up phase commences. During this phase, the Company continues to supply samples to potential customers while it verifies the manufacturing process. It also obtains any final regulatory clearances that may be required before commercialization.

     In Market

     After developing a product for a customer's specific use, Opta commercializes the ingredient for other product applications and for other customers. Whenever possible, Opta manufactures and markets its own products and distributes them through its direct sales organization within the U.S. and through strategic partners internationally.

OPTA'S PRODUCT PORTFOLIO

     Opta's products currently in the marketplace include Opta Oat Fibers, OptaGrade, OptaMist, Optex, OptaGlaze, CrystaLean and OptaFil. In addition, the Company's sulfite replacer, EverFresh, has been licensed to an unrelated third party and is marketed to the seafood industry to prevent the enzymatic browning of shrimp.

TEXTURIZING AGENTS

     Opta's product development and marketing efforts continue to be focused primarily upon texturizing agents, which include fat replacers. Fat is an integral part of many of the most frequently consumed foods, including dairy products, red meat, poultry, seafood, bakery products, salad and cooking oils, cooking sauces and even vegetables. It is a challenge to successfully replace dietary fat in most foods because fat provides nutritional benefits and imparts important functional characteristics when present. Nutritionally, fats are a source of energy and an important carrier of certain vitamins. Functionally, fat provides the creamy mouthfeel, smooth texture and proper opacity (creamy white appearance) that is appealing in dairy products. Fat also helps to hold products together and provide good consistency. It also retains heat and helps to keep food warm. In many foods, the features most desired by consumers are directly attributable to the fat portion of the product. Since fat serves a variety of functions, it must be replaced by either a single multi-functional ingredient or by a mixture of ingredients, each having its own unique functionality. The best ingredient approach for replacing fat in foods can, therefore, vary by the desired attributes of the type of food and the most efficient source of functionality to achieve those attributes. Opta believes that specifically tailored texturizing agents must be developed to meet the particular textural, taste and processing requirements of each high-fat food category. In addition to fat replacers, texturizing agents include clouding agents and bulking agents.

Opta Oat Fibers

     Opta Oat Fibers are a family of oat fiber-based texturizing agents with high water binding capacity used to provide caloric reduction, dietary fiber fortification, improved strength, reduced breakage and to extend the shelf life in food products. Opta Oat Fibers are currently being used in baked goods, breads, cereals, cookies, crackers, ice cream cones, meats, muffins, snack foods, taco shells and hamburger buns. In June 1992, Opta acquired an oat fiber production facility and related patented process technology. Prior to the acquisition, the oat fibers had been sold primarily as a commodity product to add dietary fiber and bulk to certain food products. Opta applied its technological expertise to develop enhancements to the production process that allow for the customization of the water holding capacity and particle size of fibers to solve specific customer formulation problems. The Company believes that Opta Oat Fibers are GRAS under current FDA regulations.

     As a result of growing customer demand and opportunities for Opta Oat Fibers, during 1995 the Company expanded its Opta Oat Fibers facility in Louisville, Kentucky to double the plant's capacity. With this additional capacity, Opta expects that it will be able to meet its current customers' orders. There can be no assurance that there will not be limitations on manufacturing capacity for Opta Oat Fibers or that the Company will not experience difficulty in producing Opta Oat Fibers at levels necessary to meet the requirements of its current or future customers on a timely basis, if at all, or that the Company will be able to add to its capacity to manufacture Opta Oat Fibers.

OptaGrade

     OptaGrade is a starch-based, neutral-tasting, heat-stable texturizing agent which can be used as a fat replacer. OptaGrade is designed to replace up to 100% of the fat content of certain foods and can provide mouthfeel and texture similar to fat, while enabling significant calorie reduction in the food products in which it is incorporated. Compared to other starch-based fat replacers being marketed, the Company believes OptaGrade has several significant advantages. The Company believes that OptaGrade can be used to replace higher levels of fat than many competitive products while providing a mouthfeel and texture similar to fat. In certain foods, such as sour cream, cream cheese and salad dressing, OptaGrade performs well at replacing 100% of fat content. Unlike some other starch-based fat replacers, OptaGrade has been demonstrated to be effective in a variety of foods which require heat processing and a "non-starchy" bland taste. Because it is not chemically modified, OptaGrade can be listed on ingredient statements as corn starch.

     Opta made its first commercial sale of OptaGrade in December 1993 for use in sour cream. At December 31, 1996, the Company was selling OptaGrade to more than 30 customers on a regular basis for use in at least 18 different product applications under a variety of national and regional brands. OptaGrade is now being used in commercially available low-fat and non-fat sour creams, and non-fat versions of margarine-type spreads, whipped topping, cottage cheese, processed cheeses, cream cheese, yogurts, salad dressing and mozzarella cheese. The Company believes that OptaGrade is GRAS under current FDA regulations.

     OptaGrade is produced through a patented process that physically modifies a natural form of starch. The proprietary base for OptaGrade is manufactured on Opta-owned production lines installed at a contract manufacturer's facility. As a result of the growing customer demand for OptaGrade, the Company doubled its OptaGrade production capacity during the first quarter of 1995. Two OptaGrade production lines produce OptaGrade to fill customer orders and to increase inventory levels in anticipation of prospective new customers and applications. In May 1996, the Company acquired a 35,000 square foot manufacturing facility in Galesburg, Illinois. The facility is being renovated and the Company anticipates the facility to be operational in 1997. The facility is expected to significantly increase the Company's production capacity for its starch-based food ingredient products including OptaGrade, OptaMist and Optex.

OptaMist

     OptaMist, launched in 1996 and currently being tested by a number of consumer food companies for a variety of applications, is a starch-based texturizing agent which can also be used as a fat replacer. The Company currently intends to market OptaMist as a replacement of up to 100% of the fat content in applications such as salad dressings, mayonnaise, and selected dairy products such as yogurt and cream cheese. The Company believes that OptaMist is GRAS under current FDA regulations.

Optex

     Optex, launched in 1996 and currently being tested by a number of consumer food companies for a variety of applications, is a starch-based texturizing and opacifying agent which can also be used as a fat replacer in high viscosity systems such as reduced fat spreads, sauces, and spoonable dressings. The Company believes that Optex is GRAS under current FDA regulations.

OptaGlaze

     OptaGlaze, launched in 1996, is the first ready-to-use aqueous-based coating derived from wheat gluten. It is used to enhance gloss and appearance, adhere seeds, nuts or seasonings, and provide microbial protection to baked goods and snack foods. The Company believes that OptaGlaze is GRAS under current FDA regulations.

CrystaLean

     CrystaLean, launched in 1994 and currently being tested by a number of consumer food companies for a variety of applications, is the first product in an anticipated family of enzyme-resistant, starch-based bulking and texturizing agents designed to enhance the texture and add fiber to certain foods. CrystaLean can be used in extruded food products, such as cereals and snack foods, to maintain shape and texture as well as to add dietary fiber and to preserve the crispness of cereal in milk. The Company believes this product is not yet optimized and continues to make enhancements based on customer feedback. The Company believes that CrystaLean is GRAS under current FDA regulations.

OptaFil

     OptaFil, launched in 1994 and currently being tested by a number of consumer food companies for a variety of applications, is being evaluated as a non-fat clouding agent which provides desired opacity for use in applications where an opaque, rather than transparent, appearance is important to product acceptance. OptaFil was developed by the Company's scientists at the request of customers seeking to reduce or eliminate the presence of undesirable chemicals and fat in opacifying agents. Potential uses for the product include non-dairy coffee creamers and toppings, certain beverages and other food products. The Company believes this product is not yet optimized and continues to make enhancements based on customer feedback. The Company believes that OptaFil will be considered GRAS under current FDA regulations.

Next Generation Starch Technology

     The Company intends to extend its proprietary technology in starch-based ingredients through the application of different processing methods and conditions to create new ingredients with unique functionality for salad dressings, cheese and other cultured dairy products. Co-processing of starch with other ingredients under these conditions adds another dimension to creating families of products with unique functionalities.

     As part of this strategy, the Company obtained an exclusive license from the USDA for a proprietary new process technology referred to as "Fantesk" by the USDA, which involves co-processing starch, hydrocolloids and oil to create new food ingredients. Under the terms of the agreement, the Company will provide annual license fees and royalty payments.


EDIBLE COATINGS

     Edible coatings provide a barrier between a food product and the elements in its environment, such as moisture or oxygen, that can cause quality deterioration. Other uses for edible coatings are to provide a barrier at the interface between food layers with different moisture levels (thereby preventing moisture migration), to reduce fat absorption in foods, or to provide an attractive gloss or sheen to product appearance. The Company believes that all of its coating products will be considered GRAS under current FDA regulations.

OptaGlaze

     OptaGlaze is an edible protein-based latex coating that may be applied to food products to provide a glossy surface appearance. Potential customer applications include baked goods and confections. OptaGlaze has completed the development stage and is in the commercialization stage currently being tested in customer applications.

SULFITE REPLACERS

EverFresh

     EverFresh is a commercially available, readily dissolvable powder that is used in place of sulfites to prevent enzymatic browning of shrimp, or "blackspot". EverFresh prevents blackspot by safely deactivating the enzyme that causes the discoloration, and does not affect the taste, color or texture of shrimp. The Company believes that the product is GRAS under FDA regulations. In December 1992, Opta licensed to Pfizer the exclusive worldwide rights to market EverFresh for use in shrimp and seafood processing, which were subsequently assigned to an unrelated third party in January 1997.

     The Company continues to re-evaluate the portfolio of pipeline products in an effort to focus its research and development resources on product market opportunities. As a result of this evaluation, the number of new products in laboratory development have been significantly scaled back. This increased focus of research and development resources is intended to accelerate commercialization of new products and technologies, as well as provide support for the growth of existing products. There can be no assurance that this increased focus on research and development will accelerate the commercialization of new products, provide support for the growth of existing products or otherwise lead to any such commercialization or growth.


COLLABORATIONS

     In June 1991, Opta entered into a collaborative relationship with Pfizer, which included an equity investment in the Company. Pfizer purchased additional shares of the Company's Common Stock in 1994 and 1995. Separate from the equity investments, Opta licensed to the Pfizer Food Science Group the exclusive, worldwide right to manufacture and market EverFresh for use in seafood processing, and the exclusive rights to manufacture and market certain Opta Oat Fibers and OptaGrade products outside the U.S. in exchange for license fees and royalty payments. In January 1997, all agreements with Pfizer were terminated except for the EverFresh license agreement which was assigned to an unrelated third party.

     During 1994, the Company entered into a licensing agreement with National Starch & Chemical Company ("National Starch"), whereby National Starch has agreed to manufacture CrystaLean, which Opta markets through its direct sales organization. Under the agreement, each party has licensed to the other its patent rights related to certain starch technology. The term of the agreement extends until the expiration of all of Opta's and National Starch's patent rights licensed under the agreement.

CUSTOMERS, SALES AND MARKETING

Customers

     As of December 31, 1996, Opta's products were being used in more than 30 different applications by over 140 different customers, including six of the ten largest U.S. consumer packaged food companies and the largest quick service restaurant chain. In the competitive consumer food and food service industries, product formulations are competitive assets, and, as a result, the Company's customers and prospective customers generally require Opta to retain their identity in strict confidence. As a consequence, Opta is typically prohibited from revealing any such product or customer information without their consent.

     There were no individual customers during the years ended December 31, 1996 and 1995 representing greater than 10% of total revenue. During the year ended December 31, 1994, the Company had sales to four customers which approximated 16%, 11%, 11% and 10% of revenue. Export sales were 11% ( 3% to Europe and 8% to the Middle East); 18% (10% to Europe and 8% to the Middle East); and 26% (16% to Europe and 10% to the Middle East) for the years ended December 31, 1996, 1995 and 1994, respectively.

Sales and Marketing

     Opta believes that the most important customer contacts occur at the research and development departments of each of its customers. As a result, the Company has established a direct sales organization staffed by technically sophisticated and industry experienced professionals who are responsible for calling on current and potential customers. Opta's technical sales managers, applications, and research and development teams all work closely with potential customers as "consultants" to define formulation and product development problems and to develop a range of potential solutions. Consequently, Opta focuses on innovating proprietary core technologies that will provide it with the ability to solve multiple customer and industry problems without requiring a separate investment for each solution, while retaining the flexibility to customize solutions for a wider variety of industry problems.

     In certain cases where the capital investment required for establishing a sales and marketing force exceeds Opta's near-term resources, the Company has established and may seek commercial partnerships with major corporations. See "Collaborations."

MANUFACTURING

     During 1995, the Company expanded its Opta Oat Fibers facility in Louisville, Kentucky to double the plant's capacity. With this additional capacity, the Company expects that it will be able to meet its customers' orders. In addition, as a result of growing customer demand for OptaGrade, the Company doubled its OptaGrade production capacity during the first quarter of 1995. Two OptaGrade production lines produce OptaGrade to fill customer orders and to increase inventory levels in anticipation of new customers and
applications.   In May 1996, the Company acquired a 35,000 square foot
manufacturing facility in Galesburg, Illinois. The facility is being renovated and the Company anticipates the facility to be operational in 1997. The facility is expected to significantly increase the Company's production capacity for its starch-based food ingredient products including OptaGrade, OptaMist and Optex. There can be no assurance that the demand for the Company's products will increase or remain at current levels to justify any such additional capacity, or that the Company will be able to add to its manufacturing capacity in the future.

COMPETITION

     The food ingredients industry is intensely competitive. Competitors include major chemical companies, other food ingredient companies and those consumer food companies that also engage in the development and sale of food ingredients. Many of these competitors have substantially greater financial and technical resources as well as production and marketing capabilities than the Company. In addition, many of the Company's competitors have significantly greater experience than the Company in the testing of new or improved products.

     The fat replacer segment of the texturizing agent market is particularly competitive. Many companies are engaged in the development of fat replacers and other food ingredient products, and have introduced a number of fat replacers. Few of these fat replacers have succeeded and none has become dominant. Opta believes that specifically tailored fat replacers must be developed to meet the particular textural, taste and processing requirements of each high-fat food category. The Company, therefore, is developing a number of separate and distinct products to eliminate or reduce the fat content of certain foods under specific conditions.

     The fiber segment of the texturizing agent market is large and competitive. Besides competing with other oat fiber companies, Opta competes directly and indirectly with producers of other types of fiber including soy and sugar beet. Opta believes that the Company will be able to use its scientific expertise and proprietary knowledge to manipulate oat fiber so that it can be used to improve the texture of foods in a manner that offers certain advantages over competitive fiber products, but there can be no assurance that any such advantages will be realized. Opta is currently developing several oat fiber products that it believes will be proprietary.

     The Company believes that its success in competing with others will be based on retaining scientific and technical expertise, identifying customer needs for food ingredient solutions to solve food processing problems, rapidly innovating and developing new food ingredients, developing food ingredients which are GRAS and successfully testing, producing and marketing these products.

PATENTS AND TRADE SECRETS

     The Company's policy is to protect its technology by, among other things, filing patent applications for technology relating to the development of its business in the U.S. and in selected foreign jurisdictions. The Company has 25 issued U.S. patents and has 13 pending U.S. patent applications relating to products at various stages of technological development. Certain of the U.S. issued patents and pending patent applications have corresponding foreign patent applications.

     The Company's success will depend, in part, on its ability to protect its products and technology under U.S. and international patent laws and other intellectual property laws. The Company believes that it owns or has the right to use all proprietary technology necessary to manufacture and market its products under development. There can be no assurance, however, that patent applications relating to the Company's products or technology will result in patents being issued or that current or additional patents will afford protection against competitors with similar technology. In addition, companies that obtain patents claiming products or processes that are necessary for or useful to the development of the Company's products can bring legal actions against the Company claiming infringement.

     The Company also relies on trade secrets and proprietary know-how to protect certain of its technologies and processes. To protect its proprietary know-how, the Company requires all employees, consultants, advisors and collaborators to enter into confidentiality agreements which prohibit the disclosure of proprietary information to any third party or use of proprietary information for commercial purposes. Employees of the Company also agree to disclose and assign to the Company all methods, improvements, modifications, developments, discoveries and inventions conceived on Company time, using Company property or which relate to the Company's business. There can be no assurance, however, that the foregoing agreements will effectively prevent disclosure of the Company's confidential information or provide meaningful protection for the Company's confidential information if there is unauthorized use or disclosure, or that others will not develop substantially equivalent proprietary information or techniques. Similarly, there can be no assurance that the Company's outside partners and contract manufacturers will be prevented from gaining access to the Company's proprietary technology and confidential information.

REGULATORY FRAMEWORK

     Opta's food ingredient products are regulated under the 1958 Food Additive Amendments to the Federal Food, Drug and Cosmetic Act of 1938 (the "Act"), as administered by the FDA. Under the Act, pre-marketing approval by the FDA is required for the sale of a food ingredient which is a food additive unless the substance is GRAS under the conditions of its intended use by experts qualified by scientific training and experience to evaluate the safety of food ingredients. A food additive is any substance, "the intended use of which results or may reasonably be expected to result, directly or indirectly, in its becoming a component or otherwise affecting the characteristics of any food." Such pre-marketing approval for ingredients that are not GRAS, which is issued in the form of formal regulation, requires a showing both that the food ingredient is safe under its intended conditions of use and that it achieves the function for which it is intended. GRAS status can be established in two ways, either by "self-affirmation" in which the producer determines on its own that the ingredient is GRAS, or by the issuance of a "GRAS affirmation regulation" by the FDA in response to a GRAS petition. A food ingredient may be deemed GRAS under the conditions of its intended use based upon its history of common use in foods prior to 1958, or based upon scientific procedures which produce the same quantity and quality of scientific evidence as would be required for the FDA to issue a pre-market approval of the sale of a food additive.

     In either case, in order to establish that a product is GRAS, it must not only actually be safe in its intended use, but it must be generally recognized as such. Therefore, all data material to the determination of GRAS status must be published or otherwise generally available to experts in the field. Based on the published data, a determination of GRAS status can then be made on behalf of the producer by a panel of experts, such as Opta's Regulatory Advisory Board, who review the publicly available information and certify that they have reviewed such data and regard the ingredient as safe and GRAS. The certification can then form the basis of a self-affirmation or a GRAS petition.

     If a food ingredient is not entitled to GRAS status, pre-market approval must be sought through the filing of a Food Additive Petition. This time-consuming process requires the development and submission of substantial data to establish safety and functionality and can take many years and be very expensive. Moreover, unlike a food ingredient for which a GRAS self-affirmation is made, a food ingredient which is the subject of a Food Additive Petition cannot be marketed until the petition is approved by the FDA.

     Once the FDA has determined that a Food Additive Petition or a GRAS petition meets the statutory criteria, it grants pre-market approval or affirms GRAS status by issuing a formal regulation. The issuance of a regulation requires publication, a comment period and all of the formalities of the issuance of any regulation. The regulation is not a private license to the petitioner; rather, it is a general approval of the ingredient and any entity is entitled to sell a product based on the regulation, subject to compliance with trade secrecy and patent laws.

     Countries other than the United States also regulate the sale of food ingredients into the food stream. Regulations vary substantially from country to country, and Opta takes appropriate steps to comply with such regulations as necessary.

     Opta Oat Fibers, OptaGrade, OptaMist, Optex, OptaGlaze, CrystaLean, OptaFil and EverFresh are being marketed pursuant to GRAS self-affirmation. Opta believes that the other products for which it has retained commercial rights will also be determined to be GRAS. However, such status cannot be determined until actual formulations and uses are finalized, and Opta will then decide whether self-affirmation procedures or a GRAS petition will be appropriate. Certain of the Company's products may require a Food Additive Petition and in the event that one is required, the Company may elect to sell or license its rights to another party. There can be no assurance that the Company will be successful in bringing its products to market based on its determination that such products meet these criteria.

HUMAN RESOURCES

     At December 31, 1996, Opta employed 63 full-time employees, 12 of whom hold Ph.D. or other advanced scientific degrees. Many of the Company's management and professional employees have had prior experience with consumer food companies. None of the Company's employees is covered by collective bargaining agreements, and management considers relations with its employees to be good.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     Statements in this Annual Report on Form 10-K under the captions "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual results of the Company to be materially different from the historical results or from any results expressed or implied by such forward-looking statements. Factors which could cause actual results to differ from these expectations include the size and timing of significant orders, as well as deferral of orders, over which the Company has no control; the extended product testing cycles of the Company's potential customers; the variation in the Company's sales cycles from customer to customer; increased competition posed by food ingredient manufacturers; changes in pricing policies by the Company and its competitors; the need to secure or build additional manufacturing capacity in order to meet future demand for the Company's products; the Company's success in expanding its sales and marketing programs and its ability to gain increased market acceptance for its existing product lines; the Company's ability to timely develop and introduce new products in its pipeline at acceptable costs; the ability to scale up and successfully produce its products; the potential for significant quarterly variations in the mix of sales among the Company's products; the gain or loss of significant customers; shortages in the availability of raw materials from the Company's suppliers; the impact of new government regulations on food products; and general economic conditions.

ITEM 2.  PROPERTIES
-------------------

     The Company owns a 45,000 square foot building in Bedford, Massachusetts which the Company uses for its headquarters, pilot plant, research and development laboratories and general corporate offices. Approximately 15,000 square feet of space in this building is leased to a third party under a lease expiring in September 1999. In addition, the Company subleases approximately 24,000 square feet in Louisville, Kentucky, for a term expiring in 2005. This space is occupied by the Company's Opta Oat Fibers manufacturing plant, warehouses, related laboratories and offices. In May 1996, the Company acquired a 35,000 square foot manufacturing facility in Galesburg, Illinois. The facility is being renovated and the Company anticipates the facility to be operational in 1997 supporting the production of its starch-based food ingredient products.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is currently not a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, management believes would have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     Not applicable.

         EXECUTIVE OFFICERS

     See Item 10 below.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

     The Company's Common Stock is traded on the NASDAQ Stock Market under the symbol "OPTS", and is listed on NASDAQ's National Market System. The following table sets forth the high and low closing sales prices for the Company's Common Stock as reported by the NASDAQ National Market for each of the periods indicated:

     Year Ended December 31, 1995          High     Low
     -----------------------------------  ------  -------

       First Quarter                        7 1/4    5 5/8
       Second Quarter                      14 1/8    6 3/4
       Third Quarter                       17 3/8   13 9/16
       Fourth Quarter                          17   10 5/8

     Year Ended December 31, 1996
     -----------------------------------

       First Quarter                       13 7/8    6 1/2
       Second Quarter                      19 1/2    9 7/8
       Third Quarter                       10 3/8    5 7/8
       Fourth Quarter                       9 3/4    5 1/8

     The Company has never paid a cash dividend. The Company intends to retain all of its earnings, if any, for use in its business and does not intend to pay cash dividends in the foreseeable future. In addition, certain of the Company's loan agreements contain covenants that restrict the Company's ability to pay dividends. Future dividend policy will depend, among other factors, upon the Company's earnings and its financial condition.

     As of March 1, 1997, there were approximately 275 holders of record of the Company's Common Stock (approximately 2,400 beneficial holders).

ITEM 6.  SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE DATA)
----------------------------------------------------------------------

     The following selected financial data for the five years ended
December 31, 1996 has been derived from the Company's financial statements audited by Price Waterhouse LLP, independent accountants. The Company's financial statements and the report thereon are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with the Company's financial statements and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in Item 7.

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                         -----------------------------------------------
                                                           1996     1995      1994      1993      1992
                                                         -------   -------   -------   -------   -------

STATEMENT OF OPERATIONS DATA:
Revenue                                                 $ 9,229    $ 7,067   $ 4,821   $ 3,396   $ 1,691
Cost of revenue                                           7,409      6,340     4,209     3,113     1,723
Selling, general and
     administrative expenses                              3,868      2,725     2,397     2,473     1,531
Research and development expenses                         4,038      3,102     3,018     3,626     2,861
Loss from operations                                     (6,086)    (5,100)   (4,803)   (5,816)   (4,424)
Net loss                                                 (4,527)    (4,197)   (4,596)   (5,733)   (3,953)
Net loss per share (1)                                     (.42)      (.48)     (.75)    (1.19)     (.99)

(1) Computed on the basis described in Note 2 of Notes to Financial Statements.


                                                              DECEMBER 31,
                                            -----------------------------------------------
                                              1996      1995      1994      1993      1992
                                            -------   -------   -------   -------   -------
BALANCE SHEET DATA:
Current assets                              $42,876   $48,848   $16,055   $ 8,212   $14,776
Total assets                                 55,903    61,269    25,423    18,204    18,942
Current liabilities                           3,117     3,152     1,928     1,621       752
Long term liabilities                         4,417     6,125     4,544     4,549       508
Total stockholders' equity                   48,369    51,992    18,951    12,034    17,682


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

The following Discussion and Analysis of the Company's Financial Condition and Results of Operations contained in this Annual Report on Form 10-K contains, in addition to historical statements, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include the factors discussed in the section titled "Business" under the caption "Cautionary Statement Regarding Forward-Looking Statements."

INTRODUCTION

     Opta Food Ingredients, Inc. is a fully integrated developer, manufacturer and marketer of proprietary food ingredients used by consumer food companies to improve the nutritional content, healthfulness and taste of a wide variety of foods. The Company modifies inexpensive raw materials and produces natural food ingredients that can be considered GRAS under current FDA regulations.

     The Company began shipping its first product, EverFresh, in November
1991, acquired an oat fiber business in June 1992 and launched Opta Oat Fibers in September 1992, began shipping OptaGrade in the fourth quarter of 1993, commercialized CrystaLean and OptaFil in 1994 and introduced OptaMist, Optex and OptaGlaze in June 1996. The Company currently derives substantially all of its revenue from its Opta Oat Fibers and OptaGrade products. The Company has not been profitable since inception and expects to incur additional losses. This discussion should be read in conjunction with the section titled "Business", the financial statements, and the notes to the financial statements, included elsewhere in this Annual Report on Form 10-K.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

1996 COMPARED TO 1995
---------------------

     Revenue. Revenue for the year ended December 31, 1996 was $9.2 million representing an increase of $2.1 million or 31% over 1995 revenue of $7.1 million. The increase in 1996 revenue reflects the increase in product sales due to continued commercial sales of OptaGrade and Opta Oat Fibers by new and existing customers.

     Cost of Revenue. Cost of revenue for the year ended December 31, 1996 was $7.4 million representing an increase of $1.1 million or 17% over 1995 cost of revenue of $6.3 million. Cost of revenue as a percentage of revenue decreased to 80% in 1996 as compared to 90% in 1995. This decrease reflects certain improvements in OptaGrade and Opta Oat Fibers margins resulting from operating efficiencies related to increased production capacity. Opta is attempting to further reduce its cost of revenue as a percentage of revenue in 1997 due to manufacturing efficiencies gained from increased production volume, although there is no assurance that such reductions will be realized.

     Selling, General and Administrative Expenses. Selling, General and Administrative ("SG&A") expenses for the year ended December 31, 1996 were $3.9 million representing an increase of $1.1 million or 42% over 1995 SG&A expenses of $2.7 million. SG&A expenses as a percentage of revenue increased to 42% in 1996 from 39% in 1995. The increase in SG&A expenses was due to hiring of additional sales and marketing staff and related expenses in addition to increased consulting expenses in 1996. Opta anticipates that SG&A expenses will increase in 1997 as it expands its efforts to market its products to consumer food and food service companies.

     Research and Development Expenses. Research and Development ("R&D") expenses for the year ended December 31, 1996 were $4.0 million representing an increase of $.9 million or 30% over 1995 R&D expenses of $3.1 million. R&D expenses as a percentage of revenue were 44% in both 1996 and 1995. The increase in R&D expenses is the result of pilot plant trials related to new product development, initial operating costs of the new Galesburg, Illinois production facility and increases in salaries and related expenses including recruiting costs. Opta anticipates that R&D expenses will increase in 1997 as the Company provides technical support for existing products while pursuing research and development operations for future products and technologies.

     Other Income. Other income for the year ended December 31, 1996 was $1.6 million representing an increase of $.7 million or 73% as compared to 1995 other income of $.9 million. The increase reflects the interest earned on increased cash and cash equivalents resulting from proceeds of the Company's public offering of common stock in the third quarter of 1995 and the exercise of warrants to purchase common stock associated with the Company's 1994 private placement.

1995 COMPARED TO 1994
---------------------

     Revenue. Revenue was $7.1 million for the year ended December 31, 1995, an increase of $2.2 million or 47% over 1994. The increase resulted from an approximate 53% increase in product sales due to increased commercial sales of OptaGrade by new customers and in existing applications by current customers. In addition, in 1995 the Company began commercial shipments of Opta Oat Fibers for proprietary use in hamburger buns by a quick service restaurant chain. The Company sells Opta Oat Fibers to a group of independent bakeries who in turn produce buns based on the chain's proprietary formula. The Company also received $0.3 million in licenses and fees in 1995 as compared to $0.4 million in 1994. The decrease related primarily to non-recurring license revenue received from Pfizer in the third quarter of 1994.

     Cost of Revenue. Cost of revenue was $6.3 million for the year ended December 31, 1995, an increase of $2.1 million or 51% over 1994. Cost of revenue as a percentage of revenue increased to 90% in 1995 from 87% in 1994. This increase reflects the increased product sales, as well as one-time start-up costs resulting from the expansion of the Company's Oat Fibers facility, offset by certain improvements on OptaGrade margins resulting from increased production efficiencies.

     Selling, General and Administrative Expenses. SG&A expenses were $2.7 million for the year ended December 31, 1995, an increase of $0.3 million or 14% over 1994. SG&A expenses as a percentage of revenue decreased to 39% in 1995 from 50% in 1994. The increase in SG&A expenses was due to the hiring of additional sales and marketing staff and related travel expenses, partially offset by decreases in consulting and recruiting expenses.

     Research and Development Expenses. R&D expenses were $3.1 million for the year ended December 31, 1995, an increase of $0.1 million or 3% over 1994. R&D expenses as a percentage of revenue decreased to 44% in 1995 from 63% in 1994. The higher R&D expenses are the result of increases in the technical service efforts of the Company's applications development team and outside analytical services related to quality control, partially offset by decreases in consulting and regulatory expenses.

     Other Income. Other income was $0.9 million for the year ended
December 31, 1995, an increase of $0.7 million or 336% over 1994. The increase reflects the interest earned on increased cash and cash equivalents balances resulting from funds received in 1995 from both the exercise of warrants associated with the 1994 private placement and a public offering of the Company's common stock in the third quarter of 1995.

INCOME TAXES

     At December 31, 1996, the Company had available net operating loss carryforwards of approximately $24.3 million for income tax purposes. In addition, the Company had approximately $0.6 million of unused research and development tax credits. Ownership changes, as defined in the Internal Revenue Code, resulting from the Company's initial public offering in March 1992 and a second public offering in August 1995, have limited the amount of net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income or tax liabilities. As a result, the amount of these net operating losses and tax credit carryforwards which can be utilized annually is $3.0 million for losses incurred prior to March 1992 and $9.1 million for losses incurred prior to August 1995. These net operating loss and credit carryforwards expire at various dates between 2006 and 2011. Subsequent changes in ownership could further affect the limitation in future years.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1996, the Company had approximately $38.2 million in cash and cash equivalents and short term investments and approximately $39.8 million of working capital. Cash and cash equivalents increased during 1995 due to the exercise of warrants and sale of common stock in a public offering. Certain holders of warrants issued in connection with the Company's 1994 private placement exercised their warrants in 1996 and 1995 to purchase 76,000 and 879,500 shares of the Company's common stock, yielding approximately $.4 million and $4.2 million to the Company after issuance costs respectively. Warrants to purchase an aggregate of 181,526 shares of common stock, exercisable at $7 per share through June 15, 1997, remain outstanding. In September 1995, the Company completed the sale and issuance of 2,300,000 shares of its common stock in a public offering, resulting in net proceeds to the Company of approximately $32.0 million.

     The Company used approximately $4.6 million of cash in operations during the year ended December 31, 1996 compared with approximately $5.1 million in 1995. The Company expects to incur significant operating losses as it continues to increase its investment in the development, production, and marketing of its new and existing products. The Company intends to fund its operating losses principally through product sales, existing cash and cash equivalents, short term investments, and long and short term debt. Inventories increased from approximately $2.2 million at December 31, 1995 to $3.5 million at December 31, 1996. The increase in inventories is related to the buildup of inventory levels for anticipated future sales of OptaGrade and Opta Oat Fibers, which the Company believes is appropriate given the current level of sales for the Company's products.

     Capital expenditures for the years ended December 31, 1996 and 1995 were approximately $1.8 million and $3.8 million, respectively. The higher level of capital expenditures for 1995 is primarily related to the expansion of the Company's Oat Fibers production facility. The Company's various debt agreements contain covenants that restrict the Company's ability to participate in merger discussions, to pay dividends, to make capital expenditures over a certain limit, to invest in certain types of securities and to obtain additional debt financing without the approval of the bank. The Company was in compliance with respect to all covenants and restrictions in its loan agreements at December 31, 1996.

     The Company believes that continued expenditure of funds will be necessary to support its anticipated growth. The Company believes its existing cash and cash equivalents, short term investments, long and short term debt and product sales, will be adequate to fund its planned operations, capital requirements and expansion needs through at least 1997. However, the Company may require additional capital in the longer term, which it may seek through equity or debt financing, collaborative arrangements with corporate partners, equipment lease financing or funds from other sources. No assurance can be given that these funds will be available to the Company on acceptable terms, if at all. In addition, because of the Company's need for funds to support future operations, it may seek to obtain capital when conditions are favorable, even if it does not have an immediate need for additional capital at such time.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

     Financial Statements and Supplementary Data appear at pages F-1 through F-17 of this Report on Form 10-K.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     (a) DIRECTORS. The information with respect to directors required by this item is incorporated herein by reference from the section entitled "Election of Directors" in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held May 20, 1997 (the "1997 Proxy Statement"), to be filed with the Commission not later than April 29, 1997.

     (b)  EXECUTIVE OFFICERS.

     The executive officers of the Company, who are elected to serve at the discretion of the Board of Directors, are as follows:

Name                              Age           Position
-----                             ----          --------

Lewis C. Paine, III               44            Chairman of the Board, President,
                                                Chief Executive Officer and Director

Arthur J. McEvily, Ph.D.          44            Vice President Applications, Technical Service
                                                and New Product Commercialization

Joel A. Stone                     44            Vice President Operations and Manufacturing

Scott A. Kumf                     40            Chief Financial Officer, Vice President
                                                Administration and Treasurer


     Mr. Paine has served Opta as President and Director since May 1991, Chief Executive Officer since December 1992, and Chairman of the Board since June 1993. He served as President of the Food Ingredients Division of Enzytech, Inc. ("Enzytech"), the Company's predecessor, from October 1990 to May 1991. Prior to joining Enzytech, Mr. Paine was at Carnation Company and its parent company, Nestle, S.A., from 1974 to 1990, where he most recently served as Vice President of Marketing and New Business Development for the Refrigerated Products Division from December 1987 to October 1990. From April 1986 to December 1987, he served as an International Marketing Manager for Nestle, S.A. in Vevey, Switzerland.

     Dr. McEvily was named Vice President Applications, Technical Service and New Product Commercialization in October 1996. He served as Vice President Sales and Business Development of the Company from December 1993 to September 1996. From May 1991 to December 1993 he held various positions at Opta, ranging from Senior Research Scientist to Product Director to Director of Business Development. Dr. McEvily served in various scientific capacities at Enzytech from October 1988 to May 1991. Dr. McEvily received a B.Sc. in Biochemistry from Marlboro College, Marlboro, Vermont and a Ph.D. in chemistry from The University of North Carolina at Chapel Hill. He was a postdoctoral fellow at Harvard Medical School.

     Mr. Stone has served as Vice President Operations and Manufacturing since May 1991. He served as Senior Director of Manufacturing and Engineering Management at Enzytech from April 1990 to May 1991. Prior to joining Enzytech, Mr. Stone was Director of Manufacturing at Genencor, Inc. from August 1988 to March 1990. From August 1986 to August 1988, Mr. Stone was Manager of Operations at the Harbert Lummus Joint Venture.

     Mr. Kumf joined Opta in August 1996 as Chief Financial Officer and Vice President Administration. He was elected Treasurer and Assistant Secretary in December 1996. Prior to joining Opta, Mr. Kumf served at BostonCoach, Inc. as Chief Financial Officer from September 1995 to August 1996. From August 1994 to May 1995, he was the Chief Financial Officer of Trotter, Inc. and from September 1990 to July 1994 he served as Chief Financial Officer for Polar Corp. Mr. Kumf is a Certified Public Accountant in Massachusetts.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

     The information required under this item is incorporated herein by reference from the section entitled "Executive Compensation" in the 1997 Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     The information required by this item is incorporated herein by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the 1997 Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The information required by this item is incorporated herein by reference from the section entitled "Certain Transactions" in the 1997 Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

(a)  Documents filed as part of this Report:
     --------------------------------------

   (1) Financial Statements:
       ---------------------

       Report of Independent Accountants                                                F-1
       Balance Sheet at December 31, 1996 and 1995                                      F-2
       Statement of Operations for the three years ended December 31, 1996              F-3
       Statement of Stockholders' Equity for the three years ended December 31, 1996    F-4
       Statement of Cash Flows for the three years ended December 31, 1996              F-5
       Notes to Financial Statements                                                    F-6

   (2) All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

   (3) Exhibits
       --------

Exhibit Number          Description
--------------          -----------

  3.1 Amended and Restated Certificate of Incorporation of the Company (Filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8, Registration No. 33-93518, and incorporated herein by reference)

  3.2 Restated By-Laws of the Company (Filed as Exhibit 3.4 to the Company's Registration Statement on Form S-1, Registration No. 33-45700, as amended, and incorporated herein by reference)

  4.1 Article 4 of the Amended and Restated Certificate of Incorporation of the Company (see Exhibit 3.1) (Filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8, Registration No. 33-93518, and incorporated herein by reference)

  4.2 Form of Common Stock Certificate of the Company (Filed as Exhibit 4.2 to the Company's Registration Statement on Form S-1, Registration No. 33-45700, as amended, and incorporated herein by reference)

  4.3 Form of Warrant Certificate of the Company (Filed as Exhibit 4.3 to the Company's Registration Statement on Form S-3, Registration No. 33-80860, and incorporated herein by reference)

  10.1 Form of Unit Purchase Agreement dated as of April 21, 1994 between the Company and the respective parties thereto (Filed as Exhibit 99.2 to the Company's Form 8-K, Commission File No. 0-19811, and incorporated herein by reference)

  10.2 Amended and Restated Master Food Ingredients Collaborative Development Agreement, dated August 11, 1994, between the Company and Pfizer Inc. (Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, and incorporated herein by reference)*

  10.3 Master Food Ingredients License Agreement dated June 13, 1991 between the Company and Pfizer Inc. (Filed as Exhibit 10.2 to the Company's Registration Statement on Form S-1, Registration No. 33-45700, as amended, and incorporated herein by reference)*

  10.4 Form of First Amendment to Master Food Ingredients License Agreement (Filed as Exhibit 10.3 to the Company's Registration Statement on Form S-1, Registration No. 33-45700, as amended, and incorporated herein by reference)


  10.5 Licensed Product Term Sheet dated March 2, 1994 between the Company and Pfizer Inc. (Filed as Exhibit 10.5 to the Company's 1994 Annual Report on Form 10-K, Commission File No. 0-19811, and incorporated herein by reference). *

  10.6 License and Technology Transfer Agreement effective as of May 1, 1991 between the Company and Enzytech, Inc. (Filed as Exhibit 10.6 to the Company's Registration Statement on Form S-1, Registration No. 33-45700, as amended, and incorporated herein by reference)

  10.7 Promissory Note and Mortgage Agreement dated August 19, 1993 between the Company and Springfield Institution for Savings (Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, Commission File No. 0-19811, and incorporated herein by reference)

  10.8 Loan Agreement dated November 5, 1992 between the Company and Massachusetts Business Development Corporation (Filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 0-19811, and incorporated herein by reference)

  10.9 Mortgage and Security Agreement dated November 3, 1994 executed by the Company in favor of the Massachusetts Business Development Corporation (Filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No. 0-19811, and incorporated herein by reference)

  10.10 Authorization and Loan Agreement dated May 18, 1992 among the Company, Massachusetts Certified Development Corporation and U.S. Small Business Administration (Filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 0-19811, and incorporated herein by reference)

  10.11 Fixed Asset Line of Credit dated March 29, 1993 between the Company and Silicon Valley Bank (Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, Commission File No. 0-19811, and incorporated herein by reference)

  10.12 Asset Purchase Agreement dated June 17, 1992, between Williamson Fiber Products, Inc., The Williamson Group, Inc. and the Company (Filed as
        Exhibit 2.1 to the Company's Current Report on Form 8-K dated June 17, 1992, Commission File No. 0-19811, and incorporated herein by reference)

  10.13 Sublease and Consent dated June 17, 1992 among Williamson Fiber Products, Inc., the Company and Spring Street Developers (Filed as
        Exhibit 28.2 to the Company's Current Report on Form 8-K dated June 17, 1992, Commission File No. 0-19811, and incorporated herein by reference)

  10.14 Consulting Agreement, dated January 28, 1992, between the Company and A.S. Clausi (Filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 0-19811, and incorporated herein by reference)#

  10.15 Stock Purchase and Repurchase Agreement, dated May 29, 1991, between the Company and Akiva T. Gross (Filed as Exhibit 10.18 to the Company's Registration Statement on Form S-1, Registration No. 33-45700, as amended, and incorporated herein by reference)

  10.16 Employment Agreement, dated May 1, 1991, between the Company and Akiva
        T. Gross (Filed as Exhibit 10.21 to the Company's Registration Statement on Form S-1, Registration No. 33-45700, as amended, and incorporated herein by reference)#

  10.17 Letter agreement, dated May 1, 1995, between the Company and Akiva T. Gross (Filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, Commission File No. 0-19811, and incorporated herein by reference)#

  10.18 Promissory Note dated August 12, 1994 executed by Akiva T. Gross in favor of the Company (Filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, Commission File No. 0-19811, and incorporated herein by reference)

  10.19 Pledge Agreement dated August 12, 1994 between Akiva T. Gross and the Company (Filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, Commission File No. 0-19811, and incorporated herein by reference)

  10.20 Extension and amendment of Employment Agreement, dated October 1, 1992 between the Company and Lewis C. Paine, III, dated December 31, 1993 (Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, Commission File No. 0-19811, and incorporated herein by reference)#

  10.21 Stock Purchase and Repurchase Agreement, dated May 29, 1991, between the Company and Lewis C. Paine, III (Filed as Exhibit 10.17 to the Company's Registration Statement on Form S-1, Registration No. 33-45700, as amended, and incorporated herein by reference)

  10.22 Amended and Restated Promissory Note dated as of September 19, 1990 executed by Lewis C. Paine, III in favor of the Company (Filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 0-19811, and incorporated herein by reference)

  10.23 Promissory Note dated January 8, 1993, executed by Lewis C. Paine, III in favor of the Company (Filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 0-19811, and incorporated herein by reference)

  10.24 Pledge Agreement dated January 8, 1993, between Lewis C. Paine, III and the Company (Filed as Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 0-19811, and incorporated herein by reference)

  10.28 Employee Agreement for Protection of Company Property, dated May 1, 1991, in the form executed by Officers of the Company (Filed as Exhibit
         10.23 to the Company's Registration Statement on Form S-1, Registration No. 33-45700, as amended, and incorporated herein by reference)

  10.29 1992 Employee, Director and Consultant Stock Option Plan, as amended through March 10, 1993 (Filed as Exhibit 28.1 to the Company's Registration Statement on Form S-8, Registration No. 33-65406, and incorporated herein by reference)#

  10.30 Amendment to 1992 Employee, Director and Consultant Stock Option Plan, adopted January 19, 1995 (filed as Exhibit 10.30 to the Company's 1994 Annual Report on Form 10-K, Commission File No. 0-19811, and incorporated herein by reference)#

  10.31  Employee Stock Purchase Plan, as amended and restated (Filed as Exhibit
         28.3 to the Company's Registration Statement on Form S-8, Registration No. 33-48624, and incorporated herein by reference)#

  10.32 Amendment to Employee Stock Purchase Plan, adopted February 16, 1993 (Filed as Exhibit 10.41 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 0-19811, and incorporated herein by reference)#

  10.33 Press Release, dated June 4, 1996, announcing that the Company's revenue and earnings for the second quarter and 1996 as a whole are likely to be lower than Wall Street estimates. (Filed as Exhibit 99.1 to the Company's Current Report on Form 8-K dated June 4, 1996, Commission File No. 0-19811, and incorporated herein by reference)

  23     Consent of Price Waterhouse LLP (filed herewith)

  * Confidential treatment has been granted by the Securities and Exchange Commission.

  #  Management contract or compensatory plan or arrangement.


(b)  Reports on Form 8-K
     -------------------

     No Reports on Form 8-K were filed by the Company during the quarter ended December 31, 1996.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         OPTA FOOD INGREDIENTS, INC.

Date: March 21, 1997     By:  /s/ Lewis C. Paine, III
                              ------------------------------------
                              Lewis C. Paine, III
                              Chairman of the Board, President and
                              Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                          Title                         Date
---------                          ------                        -----

/s/ Lewis C. Paine, III           Chairman of the Board,          March 21, 1997
------------------------------    President, Chief Executive
Lewis C. Paine, III               Officer and Director
                                  (principal executive officer)


/s/ Scott A. Kumf                 Chief Financial Officer,        March 21, 1997
------------------------------    Vice President Administration
Scott A. Kumf                     and Treasurer (principal
                                  financial and accounting
                                  officer)

/s/ A.S. Clausi                   Director                        March 21, 1997
------------------------------
A.S. Clausi



/s/ Anthony B. Evnin              Director                        March 21, 1997
------------------------------
Anthony B. Evnin


/s/ Harry Fields                  Director                        March 21, 1997
------------------------------
Harry Fields


/s/ Christopher F. O. Gabrieli    Director                        March 21, 1997
------------------------------
Christopher F. O. Gabrieli


/s/ Glynn C. Morris               Director                        March 21, 1997
------------------------------
Glynn C. Morris


/s/ Charles W. Newhall, III       Director                        March 21, 1997
------------------------------
Charles W. Newhall, III


/s/ Frederic Stevenin             Director                        March 21, 1997
------------------------------
Frederic Stevenin


OPTA FOOD INGREDIENTS,
INC.
FINANCIAL STATEMENTS
DECEMBER 31, 1996

OPTA FOOD INGREDIENTS, INC.
INDEX TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                                      PAGE

Financial Statements:

 Report of Independent Accountants                                     F-1

 Balance Sheet at December 31, 1996 and 1995                           F-2

 Statement of Operations for the three years ended
  December 31, 1996                                                    F-3

 Statement of Stockholders' Equity for the three years ended
  December 31, 1996                                                    F-4

 Statement of Cash Flows for the three years ended
  December 31, 1996                                                    F-5

 Notes to Financial Statements                                         F-6

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholders of Opta Food Ingredients, Inc.

In our opinion, the financial statements listed in the index appearing under
Item 14(a)(1) and (2) on page 21 present fairly, in all material respects, the financial position of Opta Food Ingredients, Inc. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



Price Waterhouse LLP
Boston, Massachusetts
February 7, 1997

OPTA FOOD INGREDIENTS, INC.
BALANCE SHEET (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                        December 31,
                                                                       1996     1995
ASSETS
Current assets:
   Cash and cash equivalents                                          $37,605  $40,174
   Short term investments                                                 642    4,993
   Accounts receivable, net                                             1,003    1,133
   Inventories, net                                                     3,490    2,234
   Prepaid expenses and other current assets                              136      314
                                                                      -------  -------
      Total current assets                                             42,876   48,848

Fixed assets, net                                                      11,914   11,137
Patents and trademarks, net                                               883      905
Restricted cash                                                           125      200
Other assets                                                              105      179
                                                                      -------  -------
                                                                      $55,903  $61,269
                                                                      =======  =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long term debt                                  $ 1,492  $ 1,507
   Accounts payable                                                       758     763
   Accrued expenses                                                       867     882
                                                                      -------  -------
      Total current liabilities                                        3,117    3,152
                                                                      -------  -------
Long term debt                                                         4,117    5,498
                                                                      -------  -------
Deferred revenue and other liabilities                                   300      627
                                                                      -------  -------
Commitments (Note 16)                                                      -        -
                                                                      -------  -------
Stockholders' equity:
   Preferred stock, $.01 par value; 3,000,000
    shares authorized, no shares issued or outstanding                     -        -
   Common stock, $.01 par value; 15,000,000
    shares authorized, 10,965,681 and 10,745,532 shares issued
    and outstanding at December 31, 1996 and 1995, respectively          110      107
   Additional paid-in capital                                         78,989    78,088
   Accumulated deficit                                               (30,730)  (26,203)
                                                                      -------  -------
                                                                      48,369    51,992
                                                                      -------  -------
                                                                      $55,903  $61,269
                                                                      =======  =======

                    The accompanying notes are an integral
                       part of the financial statements.

OPTA FOOD INGREDIENTS, INC.
STATEMENT OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                  YEAR ENDED DECEMBER 31,
                                                  1996     1995      1994
Revenue:
 Product sales                                 $  9,166  $  6,799  $  4,449
 License and contract research fees                  63       268       372
                                               --------  --------  --------
                                                  9,229     7,067     4,821
                                               --------  --------  --------
Cost and expenses:
 Cost of revenue                                  7,409     6,340     4,209
 Selling, general and administrative              3,868     2,725     2,397
 Research and development                         4,038     3,102     3,018
                                               --------  --------  --------
                                                 15,315    12,167     9,624
                                               --------  --------  --------
  Loss from operations                           (6,086)   (5,100)   (4,803)
                                               --------  --------  --------
Interest income                                   2,146     1,308       476
Interest expense                                   (569)     (400)     (382)
Other income (expense), net                         (18)       (5)      113
                                               --------  --------  --------
Net loss                                       $ (4,527) $ (4,197) $ (4,596)
                                               ========  ========  ========
Net loss per share                             $   (.42) $   (.48) $   (.75)
                                               ========  ========  ========
Weighted average shares outstanding              10,877     8,717     6,169
                                               ========  ========  ========

                    The accompanying notes are an integral
                       part of the financial statements.

OPTA FOOD INGREDIENTS, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE YEARS ENDED DECEMBER 31, 1996 (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                                                 NOTES
                                                COMMON STOCK         ADDITIONAL                RECEIVABLE      TOTAL
                                             NUMBER OF      PAR       PAID-IN     ACCUMULATED   FOR STOCK   STOCKHOLDERS'
                                              SHARES       VALUE      CAPITAL       DEFICIT     ISSUANCE       EQUITY

Balance at December 31, 1993                 4,845,754     $  48      $29,414       $(17,410)    $  (18)       $12,034

Sale of common stock in June 1994,
 net of issuance costs                       2,274,052        23       10,030              -          -         10,053
Sale of common stock in August 1994,
 net of issuance costs                         250,000         3        1,418              -          -          1,421
Sale of common stock pursuant to
 exercise of stock options                       3,691         -            1              -          -              1
Sale of common stock under employee
stock purchase plan                              9,255         -           38              -          -             38
Net loss                                             -         -            -         (4,596)         -         (4,596)
                                            ----------     -----      -------       --------     ------       --------

Balance at December 31, 1994                 7,382,752        74       40,901        (22,006)       (18)        18,951

Sale of common stock pursuant to
 public offering, net of offering
 costs                                       2,300,000        23       32,023              -          -         32,046
Sale of common stock pursuant to
 exercise of stock warrants,
 net of issuance costs                         879,500         8        4,206              -          -          4,214
Sale of common stock pursuant to
 Pfizer stock rights                            99,271         1          586              -          -            587
Sale of common stock pursuant to
 exercise of stock options                      83,049         1          310              -          -            311
Sale of common stock under employee
stock purchase plan                              8,498         -           62              -          -             62
Repurchase of founders stock                    (7,538)        -            -              -          -              -
Forgiveness of notes receivable
 for stock issuance                                  -         -            -              -         18             18
Net loss                                             -         -            -         (4,197)         -         (4,197)
                                            ----------     -----      -------       --------     ------       --------

Balance at December 31, 1995                10,745,532       107       78,088        (26,203)         -         51,992

Sale of common stock pursuant to
 exercise of stock options                     135,145         2          423              -          -            425
Sale of common stock pursuant to
 exercise of stock warrants,
 net of issuance costs                          76,000         1          421              -          -            422
Sale of common stock under employee
 stock purchase plan                             9,004         -           57              -          -             57
Net loss                                             -         -            -         (4,527)         -         (4,527)
                                            ----------     -----      -------       --------     ------       --------

Balance at December 31, 1996                10,965,681     $ 110      $78,989       $(30,730)    $    -       $ 48,369
                                            ==========     =====      =======       ========     ======       ========

   The accompanying notes are an integral part of the financial statements.

OPTA FOOD INGREDIENTS, INC.
STATEMENT OF CASH FLOWS (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                        YEAR ENDED DECEMBER 31,
                                                       1996      1995      1994
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                            $(4,527)  $(4,197)  $(4,596)
                                                     -------   -------   -------
 Adjustments to reconcile net loss to net
   cash used in operating activities:
 Depreciation and amortization                         1,206       798       742
 Forgiveness of notes receivable                          20        68        74
 Changes in assets and liabilities:
   (Increase) decrease in accounts
     receivable, net                                     130      (535)       61
   Increase in inventories, net                       (1,256)     (931)     (670)
   (Increase) decrease in prepaid
     expenses and other current assets                   178      (127)      (92)
   Increase (decrease) in accounts payable                (5)      176         7
   Increase (decrease) in accrued expenses               (15)     (109)      341
   Increase (decrease) in deferred
     revenue and other liabilities                      (327)     (242)      366
                                                     -------   -------   -------

     Total adjustments                                   (69)     (902)      829
                                                     -------   -------   -------

     Net cash used in operating activities            (4,596)   (5,099)   (3,767)
                                                     -------   -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of short term investments                   (5,970)   (5,785)   (3,305)
 Maturity of short term investments                   10,321     3,094     2,027
 Purchase of fixed assets                             (1,783)   (3,762)     (443)
 Increase in patents and trademarks                     (178)     (211)      (94)
 Decrease in restricted cash                              75        75       475
 (Increase) decrease in other assets                      54        (3)     (116)
                                                     -------   -------   -------

         Net cash provided by (used in)
           investing activities                        2,519    (6,592)   (1,456)
                                                     -------   -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock, net             904    37,220    11,513
 Proceeds from issuance of long term debt                151     3,300         -
 Principal payments on long term debt                 (1,547)     (320)     (412)
                                                     -------   -------   -------
         Net cash (used in) provided by
           financing activities                         (492)   40,200    11,101
                                                     -------   -------   -------
Net increase (decrease) in cash and
 cash equivalents                                     (2,569)   28,509     5,878
Cash and cash equivalents at
 beginning of year                                    40,174    11,665     5,787
                                                     -------   -------   -------
Cash and cash equivalents at end of year             $37,605   $40,174   $11,665
                                                     =======   =======   =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for interest                              $   551   $   379   $   365
                                                     =======   =======   =======

                    The accompanying notes are an integral
                       part of the financial statements.

OPTA FOOD INGREDIENTS, INC.
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

1.  ORGANIZATION AND BASIS OF PRESENTATION

    Opta Food Ingredients, Inc. (the "Company") is a fully integrated developer, manufacturer and marketer of proprietary food ingredients which it sells to consumer food and food service companies. The Company was legally incorporated on April 23, 1991.

    The preparation of financial statements requires management to make estimates and assumptions that affect the financial statements. Actual results could differ from those estimates.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    REVENUE RECOGNITION
    Revenue for product sales is recognized upon shipment. Revenue from product licensing and contract research agreements is recognized as earned pursuant to the related agreement terms. Advance payments received under these agreements are recorded as deferred revenue.

    CASH AND CASH EQUIVALENTS, SHORT TERM INVESTMENTS
    AND CONCENTRATION OF CREDIT RISK
    Cash and cash equivalents include investments with initial maturities of three months or less. Short term investments, which are considered available-for-sale and have contractual maturities within one year, are recorded at fair value which approximates cost. The Company does not believe that it is subject to any unusual credit risk beyond the normal credit risk related to operating its business.

    RESTRICTED CASH
    Restricted cash represents a portion of a short term investment held at a bank as collateral on the Company's debt agreement for greater than a one year period (Note 9).

    ACCOUNTS RECEIVABLE
    Accounts receivable are reflected net of an allowance for doubtful accounts of $107,000 and $57,000 at December 31, 1996 and 1995, respectively.

    FAIR VALUE OF FINANCIAL INSTRUMENTS
    The carrying amount of the Company's financial instruments at December 31, 1996 and 1995 approximates their fair value.

    INVENTORIES
    Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method. Inventories are reflected net of reserves of $239,000 at December 31, 1996.

    FIXED ASSETS
    Fixed assets are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which range from five to thirty-nine years. Maintenance and repair costs are expensed.

OPTA FOOD INGREDIENTS, INC.
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

    PATENTS AND TRADEMARKS
    Patent and trademark costs are capitalized and amortized on a straight-line basis over the shorter of the estimated economic lives or the stated terms of the patent or trademark. Amortization periods are eight and ten years, respectively.

    STOCK COMPENSATION
    The Company's stock option plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". In 1996, the Company adopted only the footnote disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123", Note 12). Therefore, the adoption of this standard has no effect on the Company's results of operations or financial position.

    NET LOSS PER SHARE
    Net loss per share is determined by dividing the net loss by the weighted average number of common shares outstanding during the year. All common stock equivalents have been excluded from the calculation of weighted average shares outstanding as their inclusion would be anti-dilutive.

    RECLASSIFICATIONS
    Certain reclassifications have been made to the December 31, 1995, and 1994 financial statements to conform to current presentation. These reclassifications have no effect on the Company's results of operations or financial position.


3.  CASH EQUIVALENTS AND SHORT TERM INVESTMENTS

    Following is a summary of the fair market value of available-for-sale securities by balance sheet classification (in thousands):

                                               DECEMBER 31,
                                              1996     1995

    CASH EQUIVALENTS:
    Commercial paper                        $ 3,720  $30,283
    U.S. government obligations               8,936    4,780
    Money market funds                       24,641    1,639
                                            -------  -------
                                            $37,297  $36,702
                                            =======  =======
    SHORT TERM INVESTMENTS:
    U.S. government obligations             $   395  $ 4,793
    Certificates of deposit                       -      200
    Commercial paper                            247        -
                                            -------  -------
                                            $   642  $ 4,993
                                            =======  =======

OPTA FOOD INGREDIENTS, INC.
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

    At December 31, 1996 and 1995, short term investments are carried at fair market value which approximates amortized cost. Gross unrealized gains and losses at December 31, 1996 and 1995 and realized gains and losses on sales of securities for the years then ended were not significant.


4.  NOTES RECEIVABLE

    At December 31, 1996 and 1995, notes receivable from officers and an employee are included in other assets. The terms of the notes forgive the principal and related interest ratably over a five year period as long as the officers and employee remain employed by the Company or if terminated without cause. Balances of these notes are as follows (in thousands):

                                                            DECEMBER 31,
                                                            1996   1995

    Unsecured note bearing interest at 8%                    $ 60    $  -

    Non-interest bearing notes receivable, secured by the
     Company's common stock owned by officers                  40     140
                                                             ----    ----
                                                             $100    $140
                                                             ====    ====

5.  INVENTORIES

    Inventories consist of the following (in thousands):

                                                            DECEMBER 31,
                                                            1996    1995

    Raw materials                                           $  339  $  314
    Finished goods                                           3,151   1,920
                                                            ------  ------
                                                            $3,490  $2,234
                                                            ======  ======

OPTA FOOD INGREDIENTS, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

6.  FIXED ASSETS

    Fixed assets consist of the following (in thousands):

                                                  DECEMBER 31,
                                                  1996    1995

    Land, building and improvements              $ 5,783  $ 5,234
    Plant equipment                                7,808    6,762
    Lab equipment                                    553      440
    Office furniture and equipment                   506      431
                                                 -------  -------
                                                  14,650   12,867
    Accumulated depreciation                      (2,736)  (1,730)
                                                 -------  -------
                                                 $11,914  $11,137
                                                 =======  =======

7.  PATENTS AND TRADEMARKS

    Patents and trademarks consist of the following (in thousands):

                                                     DECEMBER 31,
                                                    1996     1995

    Patents and trademarks                         $1,698   $1,520
    Accumulated amortization                         (815)    (615)
                                                   ------   ------
                                                   $  883   $  905
                                                   ======   ======

8.  ACCRUED EXPENSES

    Accrued expenses consist of the following (in thousands):

                                                   DECEMBER 31,
                                                   1996   1995

    Payroll costs                                  $ 253  $ 210
    Professional fees                                164    128
    Other                                            450    544
                                                   -----  -----
                                                   $ 867  $ 882
                                                   =====  =====

OPTA FOOD INGREDIENTS, INC.
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

9.  BORROWINGS

    Long term debt consists of the following (in thousands):

                                                                         DECEMBER 31,
                                                                       1996       1995
    Mortgage payable to a bank due in monthly
    installments of $20 including interest at 8 1/2%
    with the remaining balance of $2,194 due
    August 1, 1998, with the option to renew for an
    additional five years at the bank's prime rate plus
    2 1/2%, secured by the Company's corporate
    headquarters.                                                      $2,275     $2,369

    Note payable to a bank due in quarterly installments
    of $275 plus interest at prime plus 1% (9.25%
    at December 31, 1996) due January 1, 1999, secured
    by certain fixed assets.                                            2,200      3,300

    Note payable to a bank due in monthly installments
    of $17 plus interest at 9% due November 1998,
    secured by certain fixed assets.                                      383        600

    Note payable to a state government agency and
    guaranteed by the U.S. Small Business
    Administration due in monthly installments of
    $6 including interest at 5.554% due
    July 2003, secured by certain fixed assets and
    a $200 U.S. government security.                                      368        414

    Note payable to a state government agency due in
    monthly installments of $6 plus interest at prime
    plus 2 1/2% (10.75% at December 31, 1996)
    due June 2000, secured by certain fixed assets and a
    second mortgage on the Company's corporate
    headquarters.                                                         251        322

    Note payable to a state government agency due in
    monthly installments of $3 including interest at 3%
    due July 2001, secured by certain fixed assets.                       132          -
                                                                       ------     ------
                                                                        5,609      7,005
    Current portion                                                    (1,492)    (1,507)
                                                                       ------     ------
                                                                       $4,117     $5,498
                                                                       ======     ======

OPTA FOOD INGREDIENTS, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

    Maturities of long term debt for each of the years ended December 31 are as follows (in thousands):

          1997                                        $1,492
          1998                                         3,665
          1999                                           156
          2000                                           125
          2001                                            74
          Thereafter                                      97
                                                      ------
                                                      $5,609
                                                      ======

    The Company's debt agreements contain certain financial covenants and restrict the Company's ability to participate in merger discussions, to pay dividends, to make capital expenditures over a certain limit, to invest in certain types of securities and to obtain additional debt financing without the approval of the bank. At December 31, 1996, the Company was in compliance with the terms of these agreements.


10. Income Taxes

    Deferred tax benefits consist of the following (in thousands):

                                                              DECEMBER 31,
                                                       1996       1995     1994

    Federal                                            $ 1,563   $   978   $ 1,564
    State                                                  411       820       412
                                                       -------   -------   -------
                                                         1,974     1,798     1,976
    Increase in valuation allowance                     (1,974)   (1,798)   (1,976)
                                                       -------   -------   -------
                                                       $     -   $     -   $     -
                                                       =======   =======   =======

    Deferred tax assets consist of the following (in thousands):

                                                   DECEMBER 31,
                                                   1996     1995

    Net operating loss carryforwards            $  9,789  $ 7,760
    Deferred revenue                                  50      190
    Research and development credit                  778      653
    Other state tax credits                           53       72
    Expense accruals and other                       368      389
                                                --------  -------
    Gross deferred tax assets                     11,038    9,064
    Valuation allowance                          (11,038)  (9,064)
                                                --------  -------
                                                $      -  $     -
                                                ========  =======

OPTA FOOD INGREDIENTS, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

    The Company has provided a valuation allowance for the full amount of the deferred tax assets since realization of these future benefits is not sufficiently assured. As the Company achieves profitability, these deferred tax assets may be available to offset future income tax liabilities and expense.

    A reconciliation between the amount of reported tax expense and the amount computed using the U.S. federal statutory rate of 35% follows (in thousands):

                                                                DECEMBER 31,
                                                          1996      1995      1994

    Income tax (benefit) at statutory rate              $(1,584)  $(1,469)  $(1,608)
    State taxes, net                                       (247)     (163)     (106)
    Stock option exercises                                 (135)     (179)       (7)
    Research and development credits                       (114)      (64)     (161)
    Other state credits                                      29        34      (140)
    Other                                                    77        43        46
                                                        -------   -------   -------
                                                         (1,974)   (1,798)   (1,976)
    Increase in valuation allowance                       1,974     1,798     1,976
                                                        -------   -------   -------
                                                        $     -   $     -   $     -
                                                        =======   =======   =======

     At December 31, 1996, the Company had federal net operating loss carryforwards and research and development credits which may be used to offset future federal taxable income and tax liabilities as follows (in thousands):

                                                               RESEARCH
                                                       NET        AND
           YEAR OF                                 OPERATING  DEVELOPMENT
         EXPIRATION                                  LOSS       CREDIT

           2006                                     $ 1,219         $ 76
           2007                                       4,247          128
           2008                                       5,570          144
           2009                                       3,720          112
           2010                                       4,991           70
           2011                                       4,604           74
                                                    -------         ----
                                                    $24,351         $604
                                                    =======         ====

     A portion of the net operating loss carryforwards and valuation allowances totaling $1,850,000 and $744,000, respectively, relates to deductions for non-qualified stock option exercises and incentive stock option disqualifying dispositions. This amount will be credited to additional paid-in capital upon realization.

OPTA FOOD INGREDIENTS, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     Ownership changes, as defined in the Internal Revenue Code, resulting from the Company's initial public offering in March 1992 and a second offering in August 1995, have limited the amount of net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income or tax liabilities. As a result, the amount of these net operating loss carryforwards which can be utilized annually is $3,000,000 for losses incurred prior to March 1992 and $9,077,000 for losses incurred prior to August 1995. Subsequent changes in ownership could further affect the limitation in future years.


11. STOCKHOLDERS' EQUITY

     PREFERRED STOCK
     Shares of preferred stock may be issued at the discretion of the Board of Directors of the Company with such designations, rights and preferences as the Board may determine from time to time.

     COMMON STOCK
     In June 1994, the Company completed the sale and issuance of 2,274,052 units in a private placement to institutional investors resulting in net proceeds of $10,053,000. Each unit consists of one share of the Company's common stock and one-half of one common stock purchase warrant. Each full warrant may be exercised over a three year period beginning in June 1994 for one share of common stock at a per share price of $5 during year one, $6 during year two and $7 during year three. The aggregate fair value of the common stock purchase warrants of $1,592,000 has been recorded as additional paid-in capital. During 1996 and 1995, 76,000 and 879,500 shares of common stock were issued pursuant to exercises of such warrants resulting in net proceeds of $422,000 and $4,214,000, respectively. At December 31, 1996, the Company has reserved 181,526 shares of common stock for the exercise of the remaining warrants.

     In August 1994, the Company completed the sale and issuance of 250,000 shares of common stock to Pfizer resulting in net proceeds of $1,421,000. Pfizer was granted the right to purchase additional shares to maintain their percentage equity holdings of the Company's common stock over a three year period beginning in July 1994. During 1995, 99,271 shares of the Company's common stock were issued to Pfizer resulting in net proceeds of $587,000. In December 1996, Pfizer sold the majority of their equity holdings in the Company to an unrelated third party which did not assume Pfizer's percentage maintenance rights.

     In May 1995, the stockholders approved an increase in the number of authorized common shares from 10,000,000 to 15,000,000.

     In September 1995, the Company completed the sale and issuance of 2,300,000 shares of common stock at $15 per share in a public offering resulting in net proceeds of $32,046,000.

OPTA FOOD INGREDIENTS, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

12.  STOCK OPTION AND STOCK PURCHASE PLANS

     During 1992 and 1991, the Company established the 1992 Employee, Director and Consultant Stock Option Plan and the 1991 Non-Employee Stock Option Plan, respectively. These plans provide for the issuance of non-qualified or incentive stock options to key employees, directors and consultants of the Company. The Board of Directors determines the term, price, number of shares and the vesting period of each option grant. However, the price may be no less than the par value of the common shares for non-qualified options, and no less than the fair market value of the shares on the date granted for incentive stock options (or no less than 110% of the fair market value in the case of holders of more than 10% of the voting stock of the Company). Additionally, the term of incentive stock options cannot exceed ten years (five years for options granted to holders of more than 10% of the voting stock of the Company).

     In May 1996, the stockholders approved an increase in the number of common shares authorized for issuance under the 1992 Employee, Director, and Consultant Stock Option Plan from 1,416,667 to 1,666,667. The number of common shares authorized for issuance under the 1991 Non-Employee Stock Option Plan is 101,244.

     The Company has reserved 1,374,821 shares of common stock for issuance under the 1992 Employee, Director and Consultant Stock Option Plan and 11,504 shares for issuance under the 1991 Non-Employee Stock Option Plan at December 31, 1996.

     At December 31, 1996, options to purchase 1,106,839 shares were outstanding under the plans, of which 452,038 were exercisable. There were 279,486 shares available for future grant under the plans at December 31, 1996.

OPTA FOOD INGREDIENTS, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     Stock option plan transactions were as follows:

                                                                     WEIGHTED AVERAGE
                                                             SHARES   EXERCISE PRICE

   Options outstanding at December 31, 1993                 773,132     $ 5.06

   Granted                                                  206,500       5.62
   Exercised                                                 (3,691)      0.32
   Cancelled                                                (94,250)      7.98
                                                          ---------

   Options outstanding at December 31, 1994                 881,691       4.90

   Granted                                                  181,553       8.59
   Exercised                                                (83,049)      3.75
   Cancelled                                                (45,808)      6.88
                                                          ---------
   Options outstanding at December 31, 1995                 934,387       5.62
                                                          ---------
   Granted                                                  562,353      10.53
   Exercised                                               (135,145)      3.14
   Cancelled                                               (254,756)      9.25
                                                          ---------
   Options outstanding at December 31, 1996               1,106,839    $  7.58
                                                          =========


    The following table summarizes information about stock options outstanding and exercisable at December 31, 1996:


                                          OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                           -----------------------------------------------  ---------------------------
     RANGE OF               NUMBER OF    WEIGHTED AVERAGE      WEIGHTED      NUMBER OF      WEIGHTED
     EXERCISE                OPTIONS        REMAINING          AVERAGE        OPTIONS        AVERAGE
      PRICES               OUTSTANDING   CONTRACTUAL LIFE   EXERCISE PRICE  OUTSTANDING  EXERCISE PRICE

    $  .06 - $  .45          79,068          5.44              $ 0.19        76,568        $ 0.19
      4.63 -   6.62         487,929          8.62                5.82       307,921          5.87
      7.00 -  11.56         499,292          9.96                9.97        60,099          9.31
     12.25 -  16.50          40,550         10.00               13.93         7,450         13.99
                          ---------                                         -------
                          1,106,839                                         452,038
                          =========                                         =======

    In 1992, the stockholders approved the Employee Stock Purchase Plan. This plan enables eligible employees to purchase common shares at 85% of the fair market value of the shares during two six month periods beginning January 1 and July 1 of each year. The Company has authorized 200,000 shares of the Company's common stock for issuance under this plan. At December 31, 1996, 163,067 shares remain available for issuance under this plan.

OPTA FOOD INGREDIENTS, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

    The Company has adopted the disclosure only provisions of FAS 123. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on fair value at the grant dates for awards in 1996 and 1995 as prescribed in FAS 123, the Company's net loss and net loss per share would have been as follows (in thousands, except for per share amounts):

                              YEAR ENDED DECEMBER 31,
                                 1996         1995
    NET LOSS:
    As reported                $(4,527)     $(4,197)
    Pro forma                   (5,582)      (4,410)

    NET LOSS PER SHARE:
    As reported                $  (.42)     $  (.48)
    Pro forma                     (.51)        (.51)

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, risk-free interest rate of 6.5%, expected volatility of 68.67%, and an option term of 8 years. The weighted average fair value of options granted during the years ended December 31, 1996 and 1995 was $7.96 and $6.17, respectively.


13. RETIREMENT SAVINGS PLAN

    The Company has a 401(k) Plan which is available to employees of the Company who meet certain eligibility requirements. This plan is qualified under
    Section 401(k) of the Internal Revenue Code and is subject to contribution limitations as set annually by the Internal Revenue Service. Eligible employees may enroll January 1 and July 1 of each year. The Company does not make matching contributions.


14. RELATED PARTY TRANSACTIONS

    In 1991, the Company licensed to Pfizer the exclusive worldwide right to manufacture and market EverFresh for use in seafood processing and the exclusive rights outside of the U.S. to manufacture and market certain Opta Oat Fibers and OptaGrade products in exchange for license fees and royalty payments. The Company provided applications development and marketing support for certain products for additional cash payments from Pfizer through June 1996. In January 1997, all agreements with Pfizer were terminated except for the EverFresh license agreement which was assigned to an unrelated third party. Revenue recognized under these agreements in 1996, 1995, and 1994 was $509,000, $234,000, and $792,000, respectively.

15. CUSTOMER CONCENTRATION, SALES TO MAJOR CUSTOMERS AND EXPORT SALES

    The Company has focused its sales efforts in baked goods and dairy. During 1996 and 1995, a significant portion, but not a majority, of product sales were to a group of independent bakeries who supply a quick service restaurant chain.

    There were no major individual customers during the years ended December 31, 1996 and 1995. During the year ended December 31, 1994, the Company had sales to four customers which approximated 16%, 11%, 11% and 10% of revenue.

    Export sales were 11% (3% to Europe and 8% to the Middle East); 18% (10% to Europe and 8% to the Middle East); and 26% (16% to Europe and 10% to the Middle East) for the years ended December 31, 1996, 1995 and 1994, respectively.


16. COMMITMENTS

    LEASES
    The Company leases certain equipment and facilities under noncancellable operating leases. Total future minimum payments under these leases are as follows (in thousands):

    YEAR ENDED DECEMBER 31,

     1997                      $  155
     1998                         153
     1999                         144
     2000                         144
     2001                         136
     Thereafter                   624
                               ------
                               $1,356
                               ======

    Rent expense for the years ended December 31, 1996, 1995, and 1994 was $141,000, $167,000 and $136,000, respectively.