Form 10-Q
period 1997-03-31
OPTA FOOD INGREDIENTS INC /DE
filed 1997-05-07
CIK 883326

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                   FORM 10-Q


               Quarterly report pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


FOR THE QUARTER ENDED MARCH 31, 1997                 COMMISSION FILE NO. 0-19811


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


                       YES    X           NO
                           -------          -------


Number of shares outstanding of each of the issuer's classes of common stock as of April 30, 1997:

COMMON STOCK, PAR VALUE $.01                       10,981,015 SHARES OUTSTANDING

OPTA FOOD INGREDIENTS, INC.

FORM 10-Q
--------------------------------------------------------------------------------


                       Three Months Ended March 31, 1997
                       ---------------------------------
                               Table of Contents
                               -----------------



                                                             Page
                                                            Number
                                                            ------

Part I - Financial Information
------------------------------

Item 1 - Financial Statements

  Condensed Balance Sheet (Unaudited)
    March 31, 1997 and December 31, 1996                       3
  Condensed Statement of Operations (Unaudited)
    for the Three Months Ended March 31, 1997 and 1996         4
  Condensed Statement of Cash Flows (Unaudited)
    for the Three Months Ended March 31, 1997 and 1996         5
  Notes to Condensed Unaudited Financial Statements            6

Item 2 - Management's Discussion and Analysis of
  Financial Condition and Results of Operations                7

Part II - Other Information
---------------------------

Items 1 through 6                                             10

Signatures                                                    11

OPTA FOOD INGREDIENTS, INC.

CONDENSED BALANCE SHEET (in thousands)
-------------------------------------------------------------------------------
(Unaudited)

                                           MARCH 31,    DECEMBER 31,
                                             1997          1996
                                          ----------    -----------
ASSETS

Current assets:
   Cash and cash equivalents               $ 36,736       $ 37,605
   Short term investments                         -            642
   Accounts receivable, net                   1,173          1,003
   Inventories, net (Note 2)                  3,198          3,490
   Other current assets                         110            136
                                          ----------    -----------
Total current assets                         41,217         42,876

Fixed assets, net                            11,997         11,914
Intangibles, net                                849            883
Other assets                                    256            230
                                          ----------    -----------

                                           $ 54,319       $ 55,903
                                          ==========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long term debt       $  1,493       $  1,492
   Accounts payable                             643            758
   Accrued expenses                             984            867
                                          ----------    -----------
Total current liabilities                     3,120          3,117

Long term debt                                3,739          4,117

Deferred revenue and other liabilities          275            300

Stockholders' equity:
   Common stock                                 110            110
   Additional paid-in capital                78,996         78,989
   Accumulated deficit                      (31,921)       (30,730)
                                          ----------    -----------
Total stockholders' equity                   47,185         48,369
                                          ----------    -----------

                                           $ 54,319       $ 55,903
                                          ==========    ===========

OPTA FOOD INGREDIENTS, INC.

CONDENSED STATEMENT OF OPERATIONS (in thousands, except per share data)
--------------------------------------------------------------------------------
(Unaudited)


                                           FOR THE THREE MONTHS ENDED
                                                     MARCH 31,
                                              1997              1996
                                           --------           --------
Revenue:
  Product sales                            $  2,033           $  2,470
  Contract revenue                                -                 31
                                           --------           --------
                                              2,033              2,501
                                           --------           --------
Cost and expenses:
  Cost of revenue                             1,567              2,070
  Selling, general and administrative         1,028                955
  Research and development                      994                930
                                           --------           --------
                                              3,589              3,955
                                           --------           --------

Loss from operations                         (1,556)            (1,454)

Other income (expense):
  Interest income                               480                582
  Interest expense                             (115)              (158)
  Other expense                                   -                (19)
                                           --------           --------

Net loss                                    ($1,191)           ($1,049)
                                           ========           ========

Net loss per share                            ($.11)             ($.10)
                                           ========           ========

Weighted average shares outstanding          10,977             10,764
                                           ========           ========


OPTA FOOD INGREDIENTS, INC.

CONDENSED STATEMENT OF CASH FLOWS (in thousands)
-------------------------------------------------------------------------------
(Unaudited)

                                                                    FOR THE THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                        1997           1996
                                                                    ----------      ----------
Cash flows from operating activities:
  Net loss                                                             ($1,191)        ($1,049)
                                                                    ----------      ----------
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization                                          311             298
    Forgiveness of notes receivable                                         20              20
    Change in assets and liabilities:
       Increase in accounts receivable, net                               (171)           (305)
       (Increase) decrease in inventories, net                             292            (228)
       Increase in other assets                                            (20)            (90)
       Decrease in accounts payable                                       (115)           (122)
       Increase in accrued expenses                                        118             102
       Increase (decrease) in deferred revenue                             (30)             97
       Increase in other liabilities                                         5               5
                                                                    ----------      ----------
  Total adjustments                                                        410            (223)
                                                                    ----------      ----------
Net cash used in operating activities                                     (781)         (1,272)
                                                                    ----------     -----------

Cash flows from investing activities:
  Sale of short term investments                                           642              -
  Purchase of fixed assets                                                (338)            (58)
  Increase in intangible assets                                            (21)            (32)
  Increase in other assets                                                  -             (144)
                                                                    ----------      ----------
Net cash provided by (used in) investing activities                        283            (234)
                                                                    ----------      ----------

Cash flows from financing activities:
  Proceeds from issuance of common stock, net                                6              44
  Principal payments on long term debt                                    (377)           (365)
                                                                    ----------      ----------
Net cash used in financing activities                                     (371)           (321)
                                                                    ----------      ----------
Net decrease in cash and cash equivalents                                 (869)         (1,827)
Cash and cash equivalents at beginning of period                        37,605          40,174
                                                                    ----------      ----------

Cash and cash equivalents at end of period                            $ 36,736        $ 38,347
                                                                    ==========      ==========

OPTA FOOD INGREDIENTS, INC.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

   The condensed unaudited financial statements of Opta Food Ingredients, Inc. (the "Company" or "Opta") include, in the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair statement of the Company's financial position at March 31, 1997 and December 31, 1996 and the results of operations for the three months ended March 31, 1997 and 1996, respectively. The results of operations are not necessarily indicative of results for a full year.

   These financial statements should be read in conjunction with the financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission pursuant to Section 15(d) of the Securities Exchange Act of 1934. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations.

2. INVENTORIES, NET (Unaudited)

   Inventories consist of the following (in thousands):

                            MARCH 31,    DECEMBER 31,
                              1997         1996
                          -----------    ------------
     Raw materials            $  353          $  339
     Finished goods            2,845           3,151
                          -----------    --------------
                              $3,198          $3,490
                          ===========    =============



   Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method. Inventories are reflected net of reserves of $239,000 at March 31, 1997 and December 31, 1996.


3. NET LOSS PER SHARE

   In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." This Statement establishes and simplifies standards for computing and presenting earnings per share. SFAS 128 will be effective for the Company's fourth quarter of 1997, and requires restatement of all previously reported per share data that are presented. SFAS 128 replaces primary and fully diluted earnings per share with basic and diluted earnings per share. The adoption of this standard will have no effect on the Company's per share calculation as the Company has incurred net losses since inception.

PART I ITEM 2

OPTA FOOD INGREDIENTS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
INTRODUCTION:

Opta Food Ingredients, Inc. ("Opta or the "Company") is a fully integrated developer, manufacturer and marketer of proprietary food ingredients used by consumer food companies to improve the nutritional content, healthfulness and taste of a wide variety of foods. The Company modifies inexpensive raw materials and produces natural food ingredients that can be considered GRAS under current FDA regulations.

The Company began shipping its first product, EverFresh(R), in November 1991, acquired an oat fiber business in June 1992 and launched Opta(R) Oat Fibers in September 1992, began shipping OptaGrade(R) in the fourth quarter of 1993, commercialized CrystaLean(R) and OptaFil(R) in 1994 and introduced OptaMist TM, Optex(R) and OptaGlaze(R) in June 1996. The Company currently derives substantially all of its revenue from its Opta Oat Fibers and OptaGrade products. The Company has not been profitable since inception and expects to incur additional losses. This discussion should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and the accompanying unaudited condensed financial statements and notes for the three months ended March 31, 1997 and 1996, respectively.

The following Discussion and Analysis of the Company's Financial Condition and Results of Operations may contain forward-looking statements based on the Company's current expectations. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual results of the Company to be materially different from historical results or any results expressed or implied by such forward-looking statements. Factors which could cause actual results to differ from these expectations include the size and timing of significant orders, as well as deferral of orders, over which the Company has no control; the extended product testing cycles of the Company's potential customers; the variation in the Company's sales cycles from customer to customer; increased competition posed by food ingredient manufacturers; changes in pricing policies by the Company and its competitors; the need to secure or build additional manufacturing capacity in order to meet future demand for the Company's products; the Company's success in expanding its sales and marketing programs and its ability to gain increased market acceptance for its existing product lines; the Company's ability to timely develop and introduce new products in its pipeline at acceptable costs; the ability to scale up and successfully produce its products; the potential for significant quarterly variations in the mix of sales among the Company's products; the gain or loss of significant customers; shortages in the availability of raw materials from the Company's suppliers; the impact of new government regulations on food products; and general economic conditions.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996:

Revenue. Revenue for the three months ended March 31, 1997 was $2.0 million, representing a decrease of $468,000 or 19% in comparison to $2.5 million for the comparable 1996 quarter. The decrease in 1997 first quarter revenue was largely the result of decreased demand from one of the Company's major customers.

OPTA FOOD INGREDIENTS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Cost of Revenue. Cost of revenue for the three months ended March 31, 1997 was $1.6 million, representing a decrease of $503,000 or 24% in comparison to $2.1 million for the comparable 1996 quarter. Cost of revenue as a percentage of revenue decreased to 77% for the first quarter of 1997 as compared to 83% in the first quarter of 1996. This percentage decrease was largely the result of certain improvements in Opta Oat Fibers margins resulting from operating efficiencies as well as a reduction in manufacturing costs.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 1997 were $1.0 million representing an increase of $73,000 or 8% in comparison to $955,000 for the comparable 1996 quarter. The increase in SG&A expenses was principally due to additional advertising and marketing costs as well as an increase in consulting expenses. Opta anticipates that SG&A expenses will continue to increase during the remainder of 1997 as the Company expands its sales force and increases its marketing programs in focusing its efforts to market its products to consumer food and food service companies.

Research and Development Expenses. Research and development ("R&D") expenses for the three months ended March 31, 1997 were $994,000 representing an increase of $64,000 or 7% in comparison to $930,000 for the comparable 1996 quarter. The increase in R&D expenses was the result of initial operating costs of the Galesburg facility. Opta anticipates that R&D expenses will continue to increase during the remainder of 1997 until the Company's Galesburg facility is fully operational as well as the Company providing technical support for existing products while pursuing research and development opportunities for future products and technologies.

Other Income. Other income for the three months ended March 31, 1997 was $365,000, representing a decrease of $40,000 or 10% in comparison to $405,000 for the comparable 1996 quarter. The decrease is primarily the result of interest earned on decreased cash and cash equivalents during the first quarter of 1997 as compared to the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES:

At March 31, 1997, the Company had $36.7 million in cash and cash equivalents and $38.1 million of working capital. The Company used approximately $781,000 of cash in operations during the three months ended March 31, 1997, compared with approximately $1.3 million used in the comparable 1996 quarter. The Company expects to incur significant operating losses as it continues to increase its investment in the development, production and marketing of its new and existing products. The Company intends to fund its operating losses principally through product sales, existing cash and cash equivalents, short term investments, and long and short term debt.

Capital expenditures were $338,000 and $58,000 for the three months ended March 31, 1997 and 1996, respectively. The higher level of capital expenditures for the first quarter of 1997 was related to the renovation of the Company's Galesburg facility.

OPTA FOOD INGREDIENTS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

In March 1997, the Company signed a commitment letter for a $5 million equipment line of credit with a local bank. The term of the facility is five years with interest at the prime rate or 90 day LIBOR plus 2.5%. There were no borrowings under this facility at March 31, 1997. The Company's various debt agreements contain covenants that restrict the Company's ability to participate in merger discussions, pay dividends, limit annual capital expenditures, invest in certain types of securities and obtain additional debt financing without bank approval. The Company was in compliance with respect to all covenants and restrictions in its loan agreements at March 31, 1997.

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

PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

Items 1, 2, 3, 4, 5 and 6(b) - Not Applicable.

ITEM 6 (A)    EXHIBITS


   (11) Net Loss Per Share Computation (in thousands, except per share data):

                                           FOR THE THREE MONTHS
                                              ENDED MARCH 31,
                                        --------------------------
                                          1997              1996
                                        ----------     -----------
Net loss                                ($1,191)         ($1,049)
                                        ==========     ===========
Weighted average shares outstanding       10,977           10,764
                                        ==========     ===========
Net loss per share                        ($.11)           ($.10)
                                        ==========     ===========

Fully diluted loss per share would be identical to primary loss per share as presented above and therefore is not presented.

OPTA FOOD INGREDIENTS, INC.

SIGNATURES
-------------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                Opta Food Ingredients, Inc.
                                ---------------------------
                                     (Registrant)



DATE: May 7, 1997               BY: /s/ Lewis C. Paine, III
                                   ------------------------------------
                                   Lewis C. Paine, III
                                   Chairman of the Board, President and
                                   Chief Executive Officer
                                   (principal executive officer)



DATE: May 7, 1997               BY: /s/ Scott A. Kumf
                                   ------------------------------------
                                   Scott A. Kumf
                                   Chief Financial Officer,
                                   Vice President Administration and Treasurer
                                   (principal financial and accounting officer)