Form 10-Q
period 1997-06-30
OPTA FOOD INGREDIENTS INC /DE
filed 1997-08-14
CIK 883326

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                   FORM 10-Q


                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


FOR THE QUARTER ENDED JUNE 30, 1997               COMMISSION FILE NO. 0-19811


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

                       YES  X   NO
                           ---     ---

Number of shares outstanding of each of the issuer's classes of common stock as of July 31, 1997:

COMMON STOCK, PAR VALUE $.01                      11,077,635 SHARES OUTSTANDING

OPTA FOOD INGREDIENTS, INC.

FORM 10-Q
--------------------------------------------------------------------------------

                          Quarter Ended June 30, 1997
                               Table of Contents

                                                            Page
                                                           Number
                                                           ------
Part I - Financial Information
------------------------------

Item 1 - Financial Statements

  Condensed Balance Sheet (Unaudited)
    June 30, 1997 and December 31, 1996                        3
  Condensed Statement of Operations (Unaudited)
    for the Three and Six Months Ended
    June 30, 1997 and 1996                                     4
  Condensed Statement of Cash Flows (Unaudited)
    for the Six Months Ended June 30, 1997 and 1996            5
  Notes to Condensed Unaudited Financial Statements            6

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations         7


Part II - Other Information
---------------------------

  Item 1 through Item 6                                       11

  Signatures                                                  12


OPTA FOOD INGREDIENTS, INC.

CONDENSED BALANCE SHEET (in thousands)
--------------------------------------------------------------------------------
(Unaudited)

                                          JUNE 30,   DECEMBER 31,
                                            1997         1996
                                        -------------------------
ASSETS
Current assets:
   Cash and cash equivalents              $ 31,808       $ 37,605
   Short term investments                    3,944            642
   Accounts receivable, net                  1,375          1,003
   Inventories, net (Note 2)                 2,771          3,490
   Other current assets                        165            136
                                          --------       --------
 Total current assets                       40,063         42,876

 Fixed assets, net                          12,468         11,914
 Intangibles, net                              825            883
 Other assets                                  342            230
                                          --------       --------
                                          $ 53,698       $ 55,903
                                          ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long term debt      $  1,493       $  1,492
   Accounts payable                            990            758
   Accrued expenses                          1,035            867
                                          --------       --------
 Total current liabilities                   3,518          3,117

 Long term debt                              3,364          4,117
 Deferred revenue and other liabilities        220            300

Stockholders' equity:
   Common stock                                111            110
   Additional paid-in capital               79,655         78,989
   Accumulated deficit                     (33,170)       (30,730)
                                          --------       --------
Total stockholders' equity                  46,596         48,369
                                          --------       --------
                                          $ 53,698       $ 55,903
                                          ========       ========

OPTA FOOD INGREDIENTS, INC.

CONDENSED STATEMENT OF OPERATIONS (in thousands, except per share data)
--------------------------------------------------------------------------------
(Unaudited)

                              FOR THE THREE MONTHS     FOR THE SIX MONTHS
                                 ENDED JUNE 30,          ENDED JUNE 30,
                              --------------------    ------------------
                                1997        1996        1997      1996
                              --------    --------    ------------------
Revenue:
  Product sales               $  2,413     $  2,457   $  4,446   $ 4,927
  Contract revenue                   -           31          -        63
                              --------     --------   --------   -------
                                 2,413        2,488      4,446     4,990
                              --------     --------   --------   -------
Cost and expenses:
  Cost of revenue                1,917        2,065      3,484     4,136
  Selling, general and
   administrative                  994          959      2,022     1,913
  Research and development       1,114        1,138      2,108     2,068
                              --------     --------   --------   -------
                                 4,025        4,162      7,614     8,117
                              --------     --------   --------   -------

Loss from operations            (1,612)      (1,674)    (3,168)   (3,127)
                              --------     --------   --------   -------

Other income (expense):
  Interest income                  477          526        957     1,108
  Interest expense                (112)        (145)      (227)     (303)
  Other income (expense),
   net                              (2)          10         (2)      (10)
                              --------     --------   --------   -------
Net loss                       ($1,249)     ($1,283)   ($2,440)  ($2,332)
                              ========     ========   ========   =======
Net loss per share               ($.11)       ($.12)     ($.22)    ($.22)
                              ========     ========   ========   =======
Weighted average shares
 outstanding                    11,002       10,845     10,990    10,805
                              ========     ========   ========   =======

OPTA FOOD INGREDIENTS, INC.

CONDENSED STATEMENT OF CASH FLOWS (in thousands)
--------------------------------------------------------------------------------
(Unaudited)

                                         FOR THE SIX MONTHS ENDED
                                                  JUNE 30,
                                             1997         1996
                                         -----------   ----------
Cash flows from operating activities:
  Net loss                                   ($2,440)     ($2,332)
                                            --------     --------
  Adjustments to reconcile net loss to
   cash used
    in operating activities:
    Depreciation and amortization                623          602
    Forgiveness of notes receivable               20            -
    Change in assets and liabilities:
      Increase in accounts receivable,
       net                                      (373)        (317)
      (Increase) decrease in
       inventories, net                          719         (609)
      (Increase) decrease in other
       assets                                   (161)         126
      Increase (decrease) in accounts
       payable                                   232         (182)
      Increase in accrued expenses               168          183
      Increase (decrease) in deferred
       revenue                                   (90)           3
      Increase in other liabilities               10            9
                                            --------     --------
  Total adjustments                            1,148         (185)
                                            --------     --------
Net cash used in operating activities         (1,292)      (2,517)
                                            --------     --------
Cash flows from investing activities:
  Purchase of short term investments          (3,944)           -
  Sale of short term investments                 642            -
  Purchase of fixed assets                    (1,064)      (1,292)
  Increase in intangible assets                  (54)        (135)
  Decrease in other assets                         -           11
                                            --------     --------
Net cash used in investing activities         (4,420)      (1,416)
                                            --------     --------
Cash flows from financing activities:
  Proceeds from issuance of common stock         667          608
  Proceeds from long term debt                     -          151
  Principal payments on long term debt          (752)        (734)
                                            --------     --------
Net cash provided by (used in)
 financing activities                            (85)          25
                                            --------     --------
Net decrease in cash and cash
 equivalents                                  (5,797)      (3,908)
Cash and cash equivalents at beginning
 of period                                    37,605       40,174
                                            --------     --------
Cash and cash equivalents at end of
 period                                     $ 31,808     $ 36,266
                                            ========     ========

OPTA FOOD INGREDIENTS, INC.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

   The condensed financial statements of Opta Food Ingredients, Inc. (the "Company" or "Opta") include, in the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair statement of the Company's financial position at June 30, 1997 and December 31, 1996 and the results of operations for the three and six months ended June 30, 1997 and 1996, respectively. The results of operations are not necessarily indicative of results for a full year.

   These financial statements should be read in conjunction with the financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission pursuant to Section 13 of the Securities Exchange Act of 1934. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations.

2. INVENTORIES, NET (Unaudited)

   Inventories consist of the following (in thousands):

                             JUNE 30,  DECEMBER 31,
                               1997        1996
                           ------------------------
           Raw materials       $  382        $  339
           Finished goods       2,389         3,151
                               ------        ------
                               $2,771        $3,490
                               ======        ======

   Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method. Inventories are reflected net of reserves of $284,000 at June 30, 1997 and $239,000 at December 31, 1996.


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

PART I ITEM 2

OPTA FOOD INGREDIENTS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

INTRODUCTION:

Opta Food Ingredients, Inc. ("Opta" or the "Company") is a fully integrated developer, manufacturer and marketer of proprietary food ingredients used by consumer food companies to improve the nutritional content, healthfulness and taste of a wide variety of foods. The Company modifies inexpensive raw materials and produces natural food ingredients that can be considered GRAS under current FDA regulations.

The Company began shipping its first product, EverFresh/R/, in November 1991, acquired an oat fiber business in June 1992 and launched Opta/R/ Oat Fibers in September 1992, began shipping OptaGrade/R/ in the fourth quarter of 1993, commercialized CrystaLean/R/ and OptaFil/R/ in 1994 and introduced OptaMist/TM/, Optex/R/ and OptaGlaze/R/ in June 1996. The Company currently derives substantially all of its revenue from its Opta Oat Fibers and OptaGrade products. The Company has not been profitable since inception and expects to incur additional losses. This discussion should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and the accompanying unaudited condensed financial statements and notes thereto.

The following Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements based on the Company's current expectations. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual results of the Company to be materially different from historical results or the Company's expectations as expressed in such forward-looking statements. Factors which could cause actual results to differ from these expectations include the size and timing of significant orders, as well as deferral of orders, over which the Company has no control; the extended product testing cycles of the Company's potential customers; the variation in the Company's sales cycles from customer to customer; increased competition posed by food ingredient manufacturers; changes in pricing policies by the Company and its competitors; the need to maintain adequate manufacturing capacity to meet current demand for the Company's products and secure or build additional manufacturing capacity in order to meet future demand for the Company's products; the Company's success in expanding its sales and marketing programs and its ability to gain increased market acceptance for its existing product lines; the Company's ability to timely develop and introduce new products in its pipeline at acceptable costs; the ability to scale up and successfully produce its products; the potential for significant quarterly variations in the mix of sales among the Company's products; the gain or loss of significant customers; shortages in the availability of raw materials from the Company's suppliers; the impact of new government regulations on food products; and general economic conditions.

OPTA FOOD INGREDIENTS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996:

Revenue. Revenue for the three months ended June 30, 1997 was $2.4 million, representing a decrease of $75,000 or 3% in comparison to $2.5 million for the comparable 1996 quarter. The decrease in 1997 second quarter revenue was largely the result of decreased demand from one of the Company's major customers.

Currently, the Company relies on various contract manufacturers to supply certain of the Company's finished goods for sale to its customers. One such contract manufacturer of fiber recently has refused to continue to supply finished product to Opta. Opta had agreed to sell a majority of such finished product to a new customer for a specialized application. In connection with its refusal to continue to supply finished goods to Opta, the contract manufacturer has filed an action in court for a declaratory judgment. Opta intends aggressively to pursue counterclaims to enforce and protect its rights. If the Company is unable to resolve this dispute, it will need to obtain an alternative source or sources of supply. There can be no assurance that the Company will be able to do so on a timely basis, if at all, or that its relationship with and revenues from such customer will not be adversely affected by delays in supplying finished product. Although there can be no assurance that the dispute will be successfully resolved, the Company does not anticipate that the resolution of such dispute will have a material adverse effect on operating results.

Cost of revenue. Cost of revenue for the three months ended June 30, 1997 was $1.9 million, representing a decrease of $148,000 or 7% in comparison to $2.1 million for the comparable 1996 quarter. Cost of revenue as a percentage of revenue decreased to 79% for the second quarter of 1997 as compared to 83% in the second quarter of 1996. This percentage decrease was largely the result of certain improvements in Opta Oat Fibers margins resulting from operating efficiencies as well as a reduction in manufacturing costs.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses for the three months ended June 30, 1997 were $994,000, representing an increase of $35,000 or 4% in comparison to $959,000 for the comparable 1996 quarter. The increase in SG&A was principally due to additional advertising and marketing costs as well as an increase in consulting expenses.

Research and Development Expenses. Research and development ("R&D") expenses for the three months ended June 30, 1997 were $1.1 million, representing a decrease of $24,000 or 2% in comparison to the comparable 1996 quarter. The decrease in R&D expenses is the result of a reduction in consulting expenses.

Other Income. Other income for the three months ended June 30, 1997 was $363,000, representing a decrease of $28,000 or 7% in comparison to $391,000 for the comparable 1996 quarter. The decrease is primarily the result of interest earned on decreased cash and cash equivalents during the second quarter of 1997 as compared to the comparable 1996 quarter.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996:

Revenue. Revenue for the six months ended June 30, 1997 was $4.4 million, representing a decrease of $544,000 or 11% in comparison to $5.0 million for first six months of 1996. The decrease in 1997 revenue was largely the result of decreased demand from one of the Company's major customers.

Cost of Revenue. Cost of revenue for the six months ended June 30, 1997 was $3.5 million, representing a decrease of $652,000 million or 16% in comparison to $4.1 million for the comparable 1996 period. Cost of revenue as a percentage of revenue decreased to 78% in 1997 as compared to 83% in 1996. This percentage decrease was largely the result of certain improvements in Opta Oat Fibers margins resulting from operating efficiencies as well as a reduction in manufacturing costs.

OPTA FOOD INGREDIENTS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

Selling, General and Administrative Expenses. SG&A expenses for the six months ended June 30, 1997 were $2.0 million, representing an increase of $109,000 or 6% in comparison to $1.9 million for the comparable 1996 period. The increase in SG&A expenses was principally due to additional advertising and marketing costs as well as an increase in consulting expenses. Opta anticipates that SG&A expenses will continue to increase during the remainder of 1997 as the Company expands its sales force and increases its marketing programs to market its products to consumer food and food service companies.

Research and Development Expenses. R&D expenses for the six months ended June 30, 1997 were $2.1 million, representing an increase of $40,000 or 2% in comparison to the comparable 1996 period. The increase in R&D expenses are the result of initial operating costs of the Galesburg facility. Opta anticipates that R&D expenses will continue to increase as the Company provides technical support for existing products while pursuing research and development opportunities for future products and technologies.

Other Income. Other income for the six months ended June 30, 1997 was $728,000, representing a decrease of $67,000 or 8% in comparison to $795,000 for the comparable 1996 period. The decrease is primarily the result of interest earned on decreased cash and cash equivalents during the first six months of 1997 as compared to the comparable 1996 period.


LIQUIDITY AND CAPITAL RESOURCES:

At June 30, 1997, the Company had $35.8 million in cash and cash equivalents and short term investments and $36.5 million of working capital. The Company used approximately $1.3 million of cash in operations during the six months ended June 30, 1997, compared with approximately $2.5 million used in the comparable 1996 period. The Company expects to incur significant operating losses as it continues to increase its investment in the development, production and marketing of its new and existing products. The Company intends to fund its operations principally through product sales, existing cash and cash equivalents, short term investments, and long and short term debt.

Capital expenditures were $1.1 million and $1.3 million for the six months ended June 30, 1997 and 1996, respectively. The higher level of capital expenditures in 1996 was related to the acquisition of the Company's Galesburg facility.

The Company has available a $5 million equipment line of credit with a local bank. The facility expires in March 2002 with interest at the prime rate or 90 day LIBOR plus 2.5%. There were no borrowings under this facility at June 30, 1997. The Company's various debt agreements contain covenants that restrict the Company's ability to participate in merger discussions, pay dividends, limit annual capital expenditures, invest in certain types of securities and obtain additional debt financing without bank approval. The Company was in compliance with respect to all covenants and restrictions in its loan agreements at June 30, 1997.

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

OPTA FOOD INGREDIENTS, INC.

PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

Items 1, 2, 3, 4, 5 and 6(b) - Not Applicable.

ITEM 6 (A)    EXHIBITS

   (11) Net Loss Per Share Computation (in thousands, except per share data):

                              FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                 ENDED JUNE 30,         ENDED JUNE 30,
                              --------------------    ------------------
                                1997        1996        1997      1996
                              --------    --------    --------  --------
Net loss                      ($1,249)    ($1,283)    ($2,440)   ($2,332)
                              =======     =======     =======    =======
Weighted average shares
 outstanding                   11,002      10,845      10,990     10,805
                              =======     =======     =======    =======
Net loss per share              ($.11)      ($.12)      ($.22)     ($.22)
                              =======     =======     =======    =======


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



                                  Opta Food Ingredients, Inc.
                                  ---------------------------
                                     (Registrant)



DATE: August 13, 1997             BY: /s/ Lewis C. Paine, III
                                      -----------------------
                                     Lewis C. Paine, III
                                     Chairman of the Board, President and
                                     Chief Executive Officer
                                     (principal executive officer)



DATE: August 13, 1997             BY: /s/ Scott A. Kumf
                                      -----------------
                                     Scott A. Kumf
                                     Chief Financial Officer,
                                     Vice President Administration and Treasurer
                                     (principal financial and accounting
                                     officer)