Form 10-Q
period 1997-09-30
OPTA FOOD INGREDIENTS INC /DE
filed 1997-11-10
CIK 883326

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                   FORM 10-Q


               Quarterly report pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


FOR THE QUARTER ENDED SEPTEMBER 30, 1997            COMMISSION FILE NO. 0-19811


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

                       YES  X    NO
                           ___      ___


Number of shares outstanding of each of the issuer's classes of common stock as of October 31, 1997:

COMMON STOCK, PAR VALUE $.01                       11,077,635 SHARES OUTSTANDING

OPTA FOOD INGREDIENTS, INC.

FORM 10-Q
--------------------------------------------------------------------------------

                       Quarter Ended September 30, 1997
                               Table of Contents



                                                                        Page
                                                                       Number
                                                                       ------
Part I - Financial Information
------------------------------

Item 1 - Financial Statements

  Condensed Balance Sheet (Unaudited)
    September 30, 1997 and December 31, 1996                              3
  Condensed Statement of Operations (Unaudited)
    for the Three and Nine Months Ended September 30, 1997 and 1996       4
  Condensed Statement of Cash Flows (Unaudited)
    for the Nine Months Ended September 30, 1997 and 1996                 5
  Notes to Condensed Unaudited Financial Statements                       6

Item 2 - Management's Discussion and Analysis of
  Financial Condition and Results of Operations                           7


Part II - Other Information
---------------------------

  Item 1 through Item 6                                                  11

  Signatures                                                             12

OPTA FOOD INGREDIENTS, INC.

CONDENSED BALANCE SHEET (in thousands)
--------------------------------------------------------------------------------
(Unaudited)

                                                           SEPTEMBER 30,             DECEMBER 31,
                                                               1997                      1996
                                                        ------------------        -------------------

ASSETS

 Current assets:
   Cash and cash equivalents                                      $ 34,883                   $ 37,605
   Short term investments                                                -                        642
   Accounts receivable, net                                          1,139                      1,003
   Inventories, net (Note 2)                                         2,371                      3,490
   Other current assets                                                184                        136
                                                        ------------------        -------------------
 Total current assets                                               38,577                     42,876

 Fixed assets, net                                                  12,328                     11,914
 Intangibles, net                                                      799                        883
 Other assets                                                          343                        230
                                                        ------------------        -------------------

                                                                  $ 52,047                   $ 55,903
                                                        ==================        ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
   Current portion of long term debt                              $  1,494                   $  1,492
   Accounts payable                                                    686                        758
   Accrued expenses                                                  1,059                        867

 Total current liabilities                                           3,239                      3,117

 Long term debt                                                      2,988                      4,117
 Deferred revenue and other liabilities                                185                        300

 Stockholders' equity:
   Common stock                                                        111                        110
   Additional paid-in capital                                       79,666                     78,989
   Accumulated deficit                                             (34,142)                   (30,730)
                                                        ------------------        -------------------
 Total stockholders' equity                                         45,635                     48,369
                                                        ------------------        -------------------

                                                                  $ 52,047                   $ 55,903
                                                        ==================        ===================

OPTA FOOD INGREDIENTS, INC.

CONDENSED STATEMENT OF OPERATIONS (in thousands, except per share data)
--------------------------------------------------------------------------------
(Unaudited)


                                          FOR THE THREE MONTHS ENDED                FOR THE NINE MONTHS ENDED
                                                 SEPTEMBER 30,                            SEPTEMBER 30,
                                      ------------------------------------      -----------------------------------
                                            1997                 1996                  1997                1996
                                      -------------          -------------      -------------          -------------
Revenue:
  Product sales                             $ 2,209               $  2,202           $  6,655              $  7,128
  Contract revenue                                -                      -                  -                    63
                                      -------------          -------------      -------------          -------------
                                              2,209                  2,202              6,655                 7,191
                                      -------------          -------------      -------------          -------------

Cost and expenses:
  Cost of revenue                             1,674                  1,785              5,158                 5,921
  Selling, general and administrative           862                    936              2,884                 2,849
  Research and development                    1,034                  1,081              3,142                 3,149
                                      -------------          -------------      -------------          -------------
                                              3,570                  3,802             11,184                11,919
                                      -------------          -------------      -------------          -------------

Loss from operations                         (1,361)                (1,600)            (4,529)               (4,728)
                                      -------------          -------------      -------------          -------------

Other income (expense):
  Interest income                               477                    498              1,434                 1,606
  Interest expense                              (99)                  (137)              (326)                 (440)
  Other income (expense), net                    12                     (8)                10                   (18)
                                      -------------          -------------      -------------          -------------

Net loss                                      ($971)               ($1,247)           ($3,411)              ($3,580)
                                      =============          =============      =============          ============

Net loss per share                            ($.09)                 ($.11)             ($.31)                ($.33)
                                      =============          =============      =============          ============

Weighted average shares outstanding          11,078                 10,933             11,019                10,848
                                      =============          =============      =============          ============


OPTA FOOD INGREDIENTS, INC.

CONDENSED STATEMENT OF CASH FLOWS (in thousands)
--------------------------------------------------------------------------------
(Unaudited)


                                                                  FOR THE NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                1997                       1996
                                                        ------------------        --------------------
Cash flows from operating activities:
  Net loss                                                         ($3,411)                    ($3,580)
                                                        ------------------        --------------------
  Adjustments to reconcile net loss to cash used
    in operating activities:
    Depreciation and amortization                                      936                         913
    Forgiveness of notes receivable                                     20                          20
    Change in assets and liabilities:
      Increase in accounts receivable, net                            (136)                       (238)
      (Increase) decrease in inventories, net                        1,119                      (1,231)
      (Increase) decrease in other assets                              (28)                        112
      Decrease in accounts payable                                     (72)                       (200)
      Increase in accrued expenses                                     192                         272
      Decrease in deferred revenue                                    (125)                        (32)
      Increase in other liabilities                                     10                          14
                                                        ------------------        --------------------
  Total adjustments                                                  1,916                        (370)
                                                        ------------------        --------------------
Net cash used in operating activities                               (1,495)                     (3,950)
                                                        ------------------        --------------------

Cash flows from investing activities:
  Purchase of short term investments                                (3,944)                     (4,938)
  Sale of short term investments                                     4,586                       4,993
  Purchase of fixed assets                                          (1,179)                     (1,673)
  Increase in intangible assets                                        (87)                       (161)
  (Increase) decrease in other assets                                 (153)                         71
                                                        ------------------        --------------------
Net cash used in investing activities                                 (777)                     (1,708)
                                                        ------------------        --------------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                               677                         914
  Proceeds from long term debt                                           -                         151
  Principal payments on long term debt                              (1,127)                     (1,173)
                                                        ------------------        --------------------
Net cash used in financing activities                                 (450)                       (108)
                                                        ------------------        --------------------

Net decrease in cash and cash equivalents                           (2,722)                     (5,766)
Cash and cash equivalents at beginning of period                    37,605                      40,174
                                                        ------------------        --------------------

Cash and cash equivalents at end of period                        $ 34,883                    $ 34,408
                                                        ==================        ====================

OPTA FOOD INGREDIENTS, INC.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

   The condensed financial statements of Opta Food Ingredients, Inc. (the "Company" or "Opta") include, in the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair statement of the Company's financial position at September 30, 1997 and December 31, 1996 and the results of operations for the three and nine months ended September 30, 1997 and 1996, respectively. The results of operations are not necessarily indicative of results for a full year.

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

2. INVENTORIES, NET (Unaudited)

   Inventories consist of the following (in thousands):

                                                  SEPTEMBER 30,                December 31,
                                                      1997                        1996
                                              --------------------         ------------------

Raw materials                                               $  326                     $  339
Finished goods                                               2,045                      3,151
                                              --------------------         ------------------

                                                            $2,371                     $3,490
                                              ====================         ==================

Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method. Inventories are reflected net of reserves of $306,000 at September 30, 1997 and $239,000 at December 31, 1996.


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

PART I ITEM 2

OPTA FOOD INGREDIENTS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Introduction:

Opta Food Ingredients, Inc. ("Opta" or the "Company") is a fully integrated developer, manufacturer and marketer of proprietary food ingredients used by consumer food companies to improve the nutritional content, healthfulness and taste of a wide variety of foods. The Company modifies inexpensive raw materials and produces natural food ingredients that can be considered Generally Recognized As Safe ("GRAS") under current U.S. Food and Drug Administration ("FDA") regulations.

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

OPTA FOOD INGREDIENTS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996:

Revenue. Revenue for the three months ended September 30, 1997 was $2.2 million as compared to $2.2 million for the comparable 1996 quarter.

Currently, the Company relies on various contract manufacturers to supply certain of the Company's finished goods for sale to its customers. Third quarter revenue was negatively impacted by one such contract manufacturer's refusal to continue to supply finished product to Opta for a new major customer, as the Company previously indicated in its 10-Q filing for the quarter ended June 30, 1997. In connection with its refusal to continue to supply finished goods to Opta, the contract manufacturer has filed an action in court for a
declaratory judgment.   Opta has filed counterclaims to enforce and protect its
rights. If the Company is unable to resolve this dispute, it will need to obtain an alternative source or sources of supply. There can be no assurance that the Company will be able to resolve the dispute or obtain an alternative source or sources of supply on a timely basis or on commercially acceptable terms, if at all, or that its relationship with and revenue from such customer will not be adversely affected by delays in supplying finished product.
Although there can be no assurance that the dispute will be successfully resolved, the Company does not anticipate that the resolution of such dispute will have a material adverse effect on operating results.

Cost of revenue. Cost of revenue for the three months ended September 30, 1997 was $1.7 million, representing a decrease of $111,000 or 6% in comparison to $1.8 million for the comparable 1996 quarter. Cost of revenue as a percentage of revenue decreased to 76% for the third quarter of 1997 as compared to 81% in the third quarter of 1996. This percentage decrease was largely the result of certain improvements in Opta Oat Fibers margins resulting from operating efficiencies as well as a reduction in manufacturing costs.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses for the three months ended September 30, 1997 were $862,000, representing an decrease of $74,000 or 8% in comparison to $936,000 for the comparable 1996 quarter. The decrease in SG&A was principally due to a reduction in legal costs and public relations expense offset by an increase in advertising and consulting expenses.

Research and Development Expenses. Research and development ("R&D") expenses for the three months ended September 30, 1997 were $1.0 million, representing a decrease of $47,000 or 4% in comparison to the comparable 1996 quarter. The decrease in R&D expenses is the result of a reduction in consulting expenses.

Other Income. Other income for the three months ended September 30, 1997 was $390,000, representing an increase of $37,000 or 10% in comparison to $353,000 for the comparable 1996 quarter. The increase is due to decreased interest paid on decreased long term debt offset by decreased interest earned on decreased cash and cash equivalents during the third quarter of 1997 as compared to the comparable 1996 quarter.

OPTA FOOD INGREDIENTS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------



RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996:

Revenue. Revenue for the nine months ended September 30, 1997 was $6.7 million, representing a decrease of $536,000 or 7% in comparison to $7.2 million for the comparable 1996 period. The decrease in 1997 revenue was largely the result of decreased demand from one of the Company's major customers as well as the impact on third quarter revenue related to the Company's dispute with a contract manufacturer as previously noted in the three month comparison.

Cost of Revenue. Cost of revenue for the nine months ended September 30, 1997 was $5.2 million, representing a decrease of $763,000 or 13% in comparison to $5.9 million for the comparable 1996 period. Cost of revenue as a percentage of revenue decreased to 77% in 1997 as compared to 82% in 1996. This percentage decrease was largely the result of certain improvements in Opta Oat Fibers margins resulting from operating efficiencies as well as a reduction in manufacturing costs.

Selling, General and Administrative Expenses. SG&A expenses for the nine months ended September 30, 1997 were $2.9 million, representing an increase of $35,000 or 1% over the comparable 1996 period. The increase in SG&A expenses was principally due to increased consulting expenses. Opta anticipates that SG&A expenses will continue to increase during the remainder of 1997 as the Company expands its sales force and increases its marketing programs to market its products to consumer food and food service companies.

Research and Development Expenses. R&D expenses for the nine months ended September 30, 1997 were $3.1 million in comparison to $3.1 million for the comparable 1996 period.

Other Income. Other income for the nine months ended September 30, 1997 was $1.1 million, representing a decrease of $30,000 or 3% in comparison to the comparable 1996 period. The decrease is due to decreased interest earned on decreased cash and cash equivalents offset by decreased interest paid on decreased long term debt during the first nine months of 1997 as compared to the comparable 1996 period.


LIQUIDITY AND CAPITAL RESOURCES:

At September 30, 1997, the Company had $35.0 million in cash and cash equivalents and $35.3 million of working capital. The Company used approximately $1.5 million of cash in operations during the nine months ended September 30, 1997, compared with approximately $4.0 million used in the comparable 1996 period.

OPTA FOOD INGREDIENTS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------


The Company expects to incur significant operating losses as it continues to increase its investment in the development, production and marketing of its new and existing products. The Company intends to fund its operations principally through product sales, existing cash and cash equivalents, short term investments, equity financing, collaborative arrangements and long and short term debt.

Capital expenditures were $1.2 million and $1.7 million for the nine months ended September 30, 1997 and 1996, respectively. The higher level of capital expenditures in 1996 was related to the acquisition of the Company's Galesburg facility.

The Company has available a $5 million equipment line of credit with a local bank. The facility expires in March 2002 with interest at the prime rate or 90 day LIBOR plus 2.5%. There were no borrowings under this facility at September 30, 1997. The Company's various debt agreements contain covenants that restrict the Company's ability to participate in merger discussions, pay dividends, limit annual capital expenditures, invest in certain types of securities and obtain additional debt financing without bank approval. The Company was in compliance with respect to all covenants and restrictions in its loan agreements at September 30, 1997.

The Company believes that continued expenditure of funds will be necessary to support its anticipated growth. The Company believes that its existing cash and cash equivalents, short term investments, long and short term debt and product sales will be adequate to fund its planned operations, capital requirements and expansion needs through at least 1998. However, the Company may require additional capital in the longer term, which it may seek through equity or debt financing, collaborative arrangements with corporate partners, equipment lease financing or funds from other sources. No assurance can be given that these funds will be available to the Company on acceptable terms, if at all. In addition, because of the Company's need for funds to support future operations, it may seek to obtain funds when conditions are favorable, even if it does not have an immediate need for additional capital at such time.

OPTA FOOD INGREDIENTS, INC.

PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

Items 1, 2, 3, 4, 5 and 6(b) - Not Applicable.

ITEM 6 (A)    EXHIBITS

  (11) Net Loss Per Share Computation (in thousands, except per share data):

                                                     FOR THE THREE MONTHS ENDED               FOR THE NINE MONTHS ENDED
                                                            SEPTEMBER 30,                           SEPTEMBER 30,
                                                  -----------------------------------      ----------------------------------
                                                        1997                 1996               1997                 1996
                                                  -------------          ------------      -------------        -------------
Net loss                                                  ($971)              ($1,247)           ($3,411)             ($3,580)
                                                  =============          ============      =============        =============

Weighted average shares outstanding                      11,078                10,933             11,019               10,848
                                                  =============          ============      =============        =============

Net loss per share                                        ($.09)                ($.11)             ($.31)               ($.33)
                                                  =============          ============      =============        =============


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



                                  Opta Food Ingredients, Inc.
                                  ---------------------------
                                          (Registrant)



DATE: November 10, 1997           BY: /s/ Lewis C. Paine, III
                                      -----------------------
                                      Lewis C. Paine, III
                                      Chairman of the Board, President and
                                      Chief Executive Officer
                                     (principal executive officer)



DATE: November 10, 1997           BY: /s/ Scott A. Kumf
                                      -----------------------
                                      Scott A. Kumf
                                      Chief Financial Officer,
                                      Vice President Administration and
                                      Treasurer (principal financial and
                                      accounting officer)