Form 10-K405
period 1997-12-31
OPTA FOOD INGREDIENTS INC /DE
filed 1998-03-25
CIK 883326

                      SECURITIES AND EXCHANGE COMMISSION
--------------------------------------------------------------------------------
                            Washington, D.C. 20549
                                   FORM 10-K

(Mark One)
  [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) For the fiscal year ended December 31, 1997
                              or
  [_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       (No Fee Required)  For the transition period from ________ to ________.


                        Commission File Number 0-19811

                          OPTA FOOD INGREDIENTS, INC.
--------------------------------------------------------------------------------
            (Exact name of Registrant as Specified in its Charter)

              Delaware                                      04-3117634
--------------------------------------------------------------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)

             25 Wiggins Avenue
          Bedford, Massachusetts                               01730
-------------------------------------------------------------------------------
  (Address of principal executive offices)                  (Zip Code)


       Registrant's telephone number, including area code: 781.276.5100
                                                           ------------

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $.01
                                                             ------------------
                                                             par value per share
                                                             -------------------
  (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               -     -

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value, based upon the closing sale price of the shares as reported by the NASDAQ National Market System, of voting stock held by non-affiliates (without admitting that any person whose shares are not included in such calculation is an affiliate) at March 2, 1998 was $38,832,012.

     As of March 2, 1998, 11,079,833 shares of the registrant's Common Stock, $.01 par value per share, were issued and outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE
--------------------------------------------------------------------------------
     Portions of the registrant's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders are incorporated by reference into Part III on Form 10-K.

--------------------------------------------------------------------------------
                                     PART I
--------------------------------------------------------------------------------

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

Item 1. Business

GENERAL
--------------------------------------------------------------------------------
     Opta Food Ingredients, Inc. (referred to herein as the "Company" or "Opta") was incorporated in Delaware on April 23, 1991 and its executive offices are located at 25 Wiggins Avenue, Bedford, Massachusetts 01730. The Company's telephone number is 781.276.5100 and fax number is 781.276.5101. Opta, CrystaLean, EverFresh, OptaFil, OptaGlaze, OptaGrade and Optex are registered trademarks of the Company.

     Opta is a leading innovator, manufacturer and marketer of proprietary texturizing products sold to food processors in North America who focus on the dairy, dressings/sauces, meat and baked goods categories. Opta applies advanced enzymology and protein and carbohydrate chemistries to develop innovative food ingredient products such as fat replacers, bulking agents and other texturizing agents that solve specific customer problems. Opta creates its products through the modification of inexpensive, readily available raw materials to produce food ingredients that it considers to be Generally Recognized As Safe ("GRAS") under current U.S. Food and Drug Administration ("FDA") regulations. At December 31, 1997, Opta's products were being used in more than 35 applications by nearly 150 different customers including five of the ten largest U.S. consumer packaged food companies and two of the world's largest quick service restaurant chains.

INDUSTRY BACKGROUND AND
MARKET OPPORTUNITY
--------------------------------------------------------------------------------
     The food industry is experiencing an unprecedented period of significant, fundamental change worldwide. The pace of change is accelerating and impacts on every aspect of the food business. Key sectors of the industry are consolidating through mergers and acquisitions. Indeed, 1997 was a record year for food company mergers. Driving forces within the industry have shifted away from the manufacturers to the retailer and, ultimately, to the consumer. Food safety is now the number one concern of consumers. Public sector regulatory agencies as well as private sector consumer associations are becoming more vigilant. Consumer education, recently enacted labeling requirements, and a high level of popular interest in extending and improving the quality of life have greatly increased consumer awareness of food and its role in promoting and maintaining a healthy lifestyle. Since 1994, consumer spending on food prepared outside the home has exceeded that on food prepared at home. Consumers are demanding foods that are safe, convenient, nutritious, healthful, readily available, competitively priced and that taste great. Food processors are under tremendous pressure to remove undesirable components such as fat and sugar or unwanted additives from foods through reformulation of their products. This trend has now gone a step further. Not only are undesired components being formulated out, but ingredients with purported health benefits are being incorporated into a growing number of everyday foods.

     In the face of these challenges, consumer food and food service companies are seeking ways to increase their ability to respond quickly and effectively to an extremely dynamic marketplace. In addition, as the industry has consolidated and become more competitive, pressure has mounted to cut costs. Investment in basic research and new product development by consumer food and foodservice companies over the past decade has not kept pace with these demands. As a result, a "technology gap" now exists between the demand for reformulation of current products and the development of new, healthier foods. This is especially true in the lack of development of new, highly functional food ingredients that deliver the taste and textural attributes that consumers are demanding.

     Opta Food Ingredients' strategy is to capture the opportunity represented by this "technology gap" by utilizing its proprietary technologies, know-how and experience to create healthy, safe, inexpensive food ingredients with taste and textural qualities that appeal to consumers. Opta is a customer-driven, flexible, responsive food ingredient supplier to consumer food and foodservice companies with particular emphasis on the dairy, baked goods, and meat segments of the market. Opta's core expertise in the development, modification and maintenance of specific food textures coupled with the Company's capabilities in new ingredient development and commercialization has resulted in a portfolio of highly functional, innovative, GRAS food ingredients. Opta's ingredient portfolio includes ingredients that have achieved industry recognition and commercial use as fat replacers as well as agents that function as stabilizers, bulking agents, thickeners, gelling agents and extenders in a wide variety of food applications.

     According to industry sources, the worldwide market for high value-added food ingredients is approximately $20 billion per year. Opta's primary target market of North America accounts for nearly 1/3 of this total. The Company's products compete functionally within broad categories of the food ingredients industry including but not limited to hydrocolloids, fibers, fat replacers, emulsifiers and proteins. The Company estimates that the value of the ingredients with which Opta directly competes is between $500 and $800 million in North America. Dairy and bakery applications account for a significant portion of this total opportunity; therefore, Opta has focused its sales and marketing efforts as well as its technical efforts primarily on these two sectors of the domestic market and more recently has expanded its reach into the meat category.

OPTA'S STRATEGY
--------------------------------------------------------------------------------
     The Company works closely with consumer food and food service companies to identify product formulation, cost, and/or productivity issues and develop solutions to these problems based on proprietary, value-added, highly functional food ingredients. Core elements of the Company's strategy include:

     Solving Customer Problems Through Innovation. Opta's primary focus is on solving its customers' problems rapidly through innovation rather than through the traditional approach of selling basic raw materials or products derived through chemical syntheses. The Company works closely with its customers to identify each of their specific needs, establish probable solutions, develop a prototype food ingredient or formulation and to develop finished products that meet or exceed the required sensory, functional, physical, and nutritional parameters. Also, the finished food containing Opta's ingredient should fit existing manufacturing processes in a cost-effective manner. Opta differentiates itself from its competitors by being dependent neither upon any one raw material or a single type of technology. This provides Opta the flexibility to take whatever approach is most appropriate to solve the customer problem at hand.

     Opta makes a significant investment in establishing long term customer/supplier relationships with all its key current and prospective accounts. This investment includes an outstanding level of service at all phases of the customer's product development effort, from small scale formulation work and analytical support through full commercial scale processing in their manufacturing facilities. The return on this investment is chiefly captured via ingredient sales, but this approach has other intangible benefits for the Company including long term customer relationships and a high degree of credibility in the marketplace.

     Focusing on Technology Platforms as Sources of Innovation. The Company intends to leverage the expertise and knowledge base that it has developed since its inception to further the development of families of related, highly functional, value-added food ingredients. In order to best exploit both internal and external resources and play to its strengths, the Company has organized its product portfolio and continuing new product development efforts on the basis of three main technology platforms: Fiber-based texturizing agents, Starch-based texturizing agents and Protein-based edible coatings. These Technology Platforms serve as an organizing principle around which new learning can be captured, intellectual property can be expanded, new products and applications can be developed, and existing products can be effectively supported. These Platforms have enabled the development of the Company's current proprietary products and will serve as a solid base for the addition of future ingredients with physical properties and functionality targeted to specific end uses and the solution of specific customer problems.

     Opta believes the Technology Platform approach permits it to solve multiple customer and industry problems without requiring a separate investment for each solution while retaining the flexibility to customize solutions for a wider variety of industry problems. The Company also believes that future growth will be derived from internally developed technology as well as from acquisitions of complementary product lines and technologies to which Opta is confident that it can add value and generate incremental revenue growth.

     Employing Sophisticated Science and Practical Food Industry Experience to Develop GRAS Food Ingredients. The Company relies upon its ability to combine proprietary technological advances with practical food industry experience to solve highly complex and specific food formulation problems presented by its customers. Opta's research and development effort is conducted by a team of scientists with expertise in the relevant sciences including enzymology and protein and carbohydrate chemistries who work alongside experts in food science and food engineering. The Company seeks to modify inexpensive raw materials to produce value-added, natural food ingredients that meet the requirements for GRAS status and that permit customers to have consumer-friendly labels which may enable all-natural or other claims for their products.

     Utilizing a Technically Sophisticated Customer Account Team and Marketing Force. Opta believes the most effective way to solve a customer's problem is to gain a thorough understanding of each customer at all levels, build solid working relationships throughout the customer's organization, be knowledgeable of the market segment in which the customer competes, and have a detailed technical understanding of the customer's problem as well as their preferred solution. The Company takes a multidisciplinary approach in order to achieve this level of customer understanding and level of service. Members of Opta's direct sales force are teamed up with the appropriate technical personnel to work as "consultants" in defining and developing a range of potential solutions to their formulation and product development problems. Through an iterative process, the solution is refined and ultimately delivered to the customer's specification. In all cases, Opta's strategy is to provide outstanding service and responsiveness which the Company believes will lead to additional opportunities with existing and prospective customers.

OPTA'S NEW PRODUCT DEVELOPMENT
AND COMMERCIALIZATION PROCESS
--------------------------------------------------------------------------------
     All of the Company's product development efforts are driven by specifically stated and defined customer or market needs. In order to respond quickly to market needs that represent credible opportunities for the Company, Opta employs a simple, efficient system for integrating its development and commercialization activities. The system has three primary stages: Discovery, Assessment and Planning, and Execution and Review.

The Discovery Stage

     The Company's management, marketing, applications and technical service, research and development personnel and direct sales team maintain close working relationships with leading consumer food and foodservice companies. Opta actively seeks to assist in the definition and assessment of customers' ingredient-related needs whether the issue is quality, functionality, cost, processibility, or otherwise. Opta assimilates this information on customer needs into its Opportunity Portfolio, a database of all new product ideas and concepts. The

Portfolio is reviewed on a regular basis to keep the pipeline of new developmental ingredients full. The review examines certain criteria such as technical feasibility, market opportunity, the specific customer need that is to be fulfilled, ability to patent or maintain as proprietary, potential manufacturing costs and efficiencies, availability of raw materials and qualification for GRAS status. Once an opportunity is judged to be credible and achievable, the program proceeds to the next step.

The Assessment and Planning Stage

     In this phase, key questions and critical hurdles regarding successful outcome of a specific ingredient development effort are identified and evaluated. An in-depth assessment is then made of the opportunity as technical hurdles are defined, and a manufacturing strategy is developed. The purpose of this stage is to ensure that there is a clear and common understanding within the Company of the exact nature of the opportunity, the resources that will be required to execute such opportunity and the deadline for its completion.

The Execution and Review Stage

     Opta pursues its new product development and commercialization efforts by employing cross-functional project teams and classic project management techniques. A clear objective and deadline is set, the appropriate team members from each of Opta's functional groups are assembled, and a Project Team Leader is appointed. A formal project plan is put in place that contains the key milestones, critical path activities, and other pertinent information for driving the development and commercialization effort. Opta works closely with its customers at all stages of new ingredient development - bench, pilot and commercial scale - by sampling of prototype ingredients to the appropriate customers for real world testing. This approach is essential in maximizing the chances for success of newly commercialized ingredients. Another main feature of this development stage is periodic project review. As any project proceeds, the original objective and project plan may be modified based on new information or the results of customer testing. Opta's process allows for flexibility and provides opportunities to ensure that the ingredient under development is on target with the customer need to be filled.

     Once Opta and a potential customer agree that a test ingredient is functional and of practical value, production scale-up commences, manufacturing process is verified and any regulatory clearances are obtained. After launching a new ingredient, Opta commercializes the ingredient for other applications and other customers. Whenever possible, Opta manufactures and markets its own products and distributes them through its direct sales organization within the U.S. and through strategic partners internationally.

PRODUCTS
--------------------------------------------------------------------------------
     Opta has organized its product portfolio on the basis of three main technology platforms: fiber-based texturizers which include Opta Oat Fibers and konjac flour, starch-based texturizers which include OptaGrade, OptaMist, Optex, OptaFil and CrystaLean and protein-based edible coatings which include OptaGlaze.

     In addition to helping food manufacturers improve the healthfulness of their food products, Opta's family of texturizing ingredients can improve the overall quality of food products, reduce formulation costs, and meet specific processing requirements. The Company believes that all of its products are GRAS under current FDA regulations.

Opta Oat Fibers

     Opta Oat Fibers are a family of natural insoluble fiber products derived from oat hulls. Opta Oat Fibers are used commercially to increase yield and enhance texture in ground meat products, to add strength and reduce breakage of taco shells and ice cream cones, and to enhance texture in breads, cookies and crackers. In addition, Opta Oat Fibers are sold to a group of independent bakers for in use in McDonald's hamburger buns.

OptaGrade

     OptaGrade is a natural, starch-based texturizing agent that is used commercially in a variety of dairy products including natural, imitation, and processed cheeses, sour cream, cream cheese and cottage cheese. Fat free cheeses made with OptaGrade have shown superb meltability with none of the off-taste or rubbery texture found in most fat free and reduced fat cheeses. By using OptaGrade in cottage cheese, food manufacturers are able to reduce total formulation costs while delivering excellent taste, texture and appearance. OptaGrade is also used to improve the taste and texture of reduced fat and fat free cream cheeses. In sour cream, OptaGrade is used to create a smooth, creamy texture and can replace up to eight other ingredients allowing for a "cleaner" ingredient label.

OptaMist

     OptaMist is also a starch-based texturizing agent that improves the taste, texture and appearance of dairy products, salad dressings and mayonnaise. While the functionality of OptaMist is similar to that of OptaGrade, its unique processing flexibility allows it to be used in food products made within a wide variety of processing systems. OptaMist-based products are under development and scale-up at several food companies and we expect our first commercial product sales in 1998.

Optex

     Optex is a microparticulated, starch-based texturizing agent that provides a smooth, fat-like texture and opacity in high viscosity food products such as reduced fat or fat free mayonnaise, margarine-type spreads and spoonable salad dressings. Optex is currently being tested by a number of food companies for a variety of applications including reduced fat peanut butter spread.

OptaFil

     OptaFil is a starch-based opacifying agent and whitener used in reduced fat or fat free dairy and non-dairy creamers, whipped toppings, beverages, cheeses and salad dressings. OptaFil has gained acceptance in the marketplace because it is easy to use and reduces residue on processing equipment. It is being used commercially in fat free non-dairy creamers and, in combination with OptaGrade, in fat free feta cheese.

CrystaLean

     CrystaLean is an enzyme-resistant, starch-based bulking and texturizing agent designed to enhance texture and add fiber to food products including baked goods and extruded products such as cereals and snack foods. CrystaLean is being tested by a number of food companies for various applications and is being used commercially in a nutrition bar specifically marketed to diabetics.

OptaGlaze

     OptaGlaze is a family of ready-to-use, aqueous-based coatings derived from wheat gluten which are used to enhance gloss and visual appearance and to adhere seeds, nuts or seasonings to baked goods, snack foods, and processed meats. OptaGlaze is currently being used commercially on a baked ham product. In 1997, the Company developed a related product called Baking Gloss targeted for use in retail and in-store bakeries. The Company expects to launch Baking Gloss in 1998.

Konjac Flour

     In 1997, Opta signed an agreement with Shimizu International, Inc. of Japan to become its exclusive North American distributor for konjac flour. A unique and very versatile texturizing agent obtained from the konjac plant commonly cultivated in east Asia, konjac flour provides excellent heat and freeze thaw stability when used to thicken or gel processed foods. The potential advantages and uses of konjac flour as a functional ingredient in food are just beginning to be realized by the North American food industry. In Asia, konjac flour is valued not only for its use as a food ingredient, but also for its beneficial role as a soluble fiber in the diet. For example, there are many published studies which demonstrate the ability of konjac flour to reduce serum cholesterol levels in humans. Konjac flour is currently being tested by a number of food companies for a variety of applications including surimi, vegetarian burgers and ground meat.

     Substantially all of the Company's revenue is derived from sales of Opta Oat Fibers and OptaGrade.

     Opta's priorities over the next two years are to capitalize on its current opportunities to build a significant Opta Oat Fibers business with its principal customers; to increase market penetration for OptaGrade in the product categories where it is currently being sold, as well as to extend its use to other targeted product categories; to complete the development and commercial launch of a new, starch-based texturizing product technology that the Company believes will extend the starch-based technology platform into new applications; to continue the marketing and commercial development of OptaMist, Optex, OptaGlaze, CrystaLean, OptaFil, and konjac flour; and to continue to innovate next generation products and technologies based upon specific customer needs and requests. There can be no assurance that the Company will be successful in fulfilling any or all of these priorities on a timely basis, or at all, or that, for various reasons including market conditions, available capital and management resources, the Company will be able to continue to pursue these priorities.

CUSTOMERS, SALES AND MARKETING
--------------------------------------------------------------------------------

Customers

     At December 31, 1997, Opta's products were being used in more than 35 different applications by nearly 150 different customers, including five of the ten largest U.S. consumer packaged food companies and two of the world's largest quick service restaurant chains. In the competitive consumer food and food service industries, product formulations are competitive assets, and, as a result, the Company's customers and prospective customers generally require Opta to retain their identity in strict confidence. As a consequence, Opta is typically prohibited from revealing any such product or customer information without their consent.

     During 1997 and 1996, a significant portion, but not a majority, of product sales were to a group of independent bakeries who supply a quick service restaurant chain. There were no individual customers during the years ended December 31, 1997, 1996 and 1995 representing greater than 10% of total revenue. Export sales were 14% (5% to Europe and 9% to the Middle East); 11% (3% to Europe and 8% to the Middle East); and 18% (10% to Europe and 8% to the Middle
East) for the years ended December 31, 1997, 1996 and 1995, respectively.

Sales and Marketing

     Utilizing a technically sophisticated customer account team and marketing force, Opta believes the most effective way to solve a customer's problem is to gain a thorough understanding of each customer at all levels, build solid working relationships throughout the customer's organization, be knowledgeable of the market segment in which the customer competes, and have a detailed technical understanding of the customer's problem as well as their preferred solution. The Company takes a multidisciplinary approach in order to achieve this level of customer understanding and level of service. Members of Opta's direct sales force are teamed up with the appropriate technical personnel to work as "consultants" in defining and developing a range of potential solutions to their formulation and product development problems. Through an iterative process, the solution is refined and ultimately delivered to the customer's specification. In all cases, Opta's strategy is to provide outstanding service and responsiveness which the Company believes will lead to additional opportunities with existing and prospective customers.

MANUFACTURING
--------------------------------------------------------------------------------
     During 1995, the Company expanded its Opta Oat Fibers facility in Louisville, Kentucky to double the plant's capacity. With this additional capacity, the Company expects that it will be able to meet its customers' orders. In addition, as a result of growing customer demand for OptaGrade, in May 1996, the Company acquired a 35,000 square foot manufacturing facility in Galesburg, Illinois. The facility was renovated during 1997 and the Company anticipates the facility to produce all of its starch-based food ingredient products in 1998. The facility is expected to significantly increase the

Company's production capacity for its starch-based food ingredient products including OptaGrade, OptaMist and Optex. There can be no assurance that the demand for the Company's products will increase or remain at current levels to justify any such additional capacity, or that the Company's manufacturing capability will otherwise be sufficient to meet customer demands.

COMPETITION
--------------------------------------------------------------------------------
     The food ingredients industry is intensely competitive. Competitors include major chemical companies with food ingredient divisions, other food ingredient companies and those consumer food companies that also engage in the development and sale of food ingredients. Many of these competitors have substantially greater financial and technical resources as well as production and marketing capabilities than the Company. In addition, many of the Company's competitors have significantly greater experience than the Company in the testing of new or improved products.

     The texturizing agent market is particularly competitive. Many companies are engaged in the development of fat replacers and other texturizing agents, and have introduced a number of products. Few of these fat replacers have succeeded and none has become dominant. Opta believes that specifically tailored texturizers must be developed to meet the particular textural, taste and processing requirements of each food category. The Company, therefore, is developing a number of separate and distinct products with functionality tailored to a specific end use.

     The fiber segment of the texturizing agent market is large and competitive. Besides competing with other oat fiber companies, Opta competes directly and indirectly with producers of other types of fiber including soy and sugar beet fibers. Opta believes that the Company will be able to use its scientific expertise and proprietary knowledge to manipulate oat fiber so that it can be used to improve the texture of foods in a manner that offers certain advantages over competitive fiber products, but there can be no assurance that any such advantages will be realized.

     The Company believes that its success in competing with others will be based on retaining scientific and technical expertise, identifying customer needs for food ingredient solutions to solve food processing problems, rapidly innovating and developing new food ingredients, developing food ingredients which are GRAS and successfully testing, producing and marketing these products.

PATENTS AND TRADE SECRETS
--------------------------------------------------------------------------------
     The Company's policy is to protect its technology by, among other things, filing patent applications for technology relating to the development of its business in the U.S. and in selected foreign jurisdictions. The Company has 31 issued U.S. patents and has 8 pending U.S. patent applications relating to products at various stages of technological development. Certain of the U.S. issued patents and pending patent applications have corresponding foreign patent applications.

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

     The Company also relies on trade secrets and proprietary know-how and confidentiality agreements to protect certain of its technologies and processes. There can be no assurance that the Company's outside partners and contract manufacturers will be prevented from gaining access to the Company's proprietary technology and confidential information.

REGULATORY FRAMEWORK
--------------------------------------------------------------------------------
     Opta's food ingredient products are regulated under the 1958 Food Additive Amendments to the Federal Food, Drug and Cosmetic Act of 1938 (the "Act"), as administered by the FDA. Under the Act, pre-marketing approval by the FDA is required for the sale of a food ingredient which is a food additive unless the substance is GRAS under the conditions of its intended use by experts qualified by scientific training and experience to evaluate the safety of food ingredients. A food additive is any substance, "the intended use of which results or may reasonably be expected to result, directly or indirectly, in its becoming a component or otherwise affecting the characteristics of any food." Such pre-marketing approval for ingredients that are not GRAS, which is issued in the form of formal regulation, requires a showing both that the food ingredient is safe under its intended conditions of use and that it achieves the function for which it is intended. GRAS status can be established in two ways, either by "self-affirmation" in which the producer determines on its own that the ingredient is GRAS, or by the issuance of a "GRAS affirmation regulation" by the FDA in response to a GRAS petition. A food ingredient may be deemed GRAS under the conditions of its intended use based upon its history of common use in foods prior to 1958, or based upon scientific procedures which produce the same quantity and quality of scientific evidence as would be required for the FDA to issue a pre-market approval of the sale of a food additive.

     In either case, in order to establish that a product is GRAS, it must not only actually be safe in its intended use, but it must be generally recognized as such. If a food ingredient is not entitled to GRAS status, pre-market approval must be sought through the filing of a Food Additive Petition.

     Countries other than the United States also regulate the sale of food ingredients. Regulations vary substantially from country to country, and Opta takes appropriate steps to comply with such regulations as necessary.

     Opta Oat Fibers, OptaGrade, OptaMist, Optex, OptaGlaze, CrystaLean and OptaFil are being marketed pursuant to GRAS self-affirmation. Opta believes that the other products for which it has retained commercial rights will also be determined to be GRAS. However, such status cannot be determined until actual formulations and uses are finalized, and Opta will then decide whether self-affirmation procedures or a GRAS petition will be appropriate. Certain of the Company's products may require a Food Additive Petition and in the event that one is required, the Company may elect to sell or license its rights to another party. There can be no assurance that the Company will be successful in bringing its products to market based on its determination that such products meet these criteria. Opta has established an independent Regulatory Board, a panel of industry experts, to review the publicly available information and certify that they have reviewed such data and regard an ingredient as GRAS.

HUMAN RESOURCES
--------------------------------------------------------------------------------
     At December 31, 1997, Opta employed 71 full-time employees, 12 of whom hold Ph.D. or other advanced scientific degrees. Many of the Company's management and professional employees have had prior experience with consumer food companies. None of the Company's employees is covered by collective bargaining agreements, and management considers relations with its employees to be good.

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING STATEMENTS
--------------------------------------------------------------------------------
     Statements in this Annual Report on Form 10-K under the captions "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual results of the Company to be materially different from the historical results or from any results expressed or implied by such forward-looking statements. Factors which could cause actual results to differ from these expectations include the size and timing of significant orders, as well as deferral of orders, over which the Company has no control; the extended product testing cycles of the Company's potential customers; the variation in the Company's sales cycles from customer to customer; increased competition posed by food ingredient manufacturers; changes in pricing policies by the Company and its competitors; the adequacy of existing, or the need to secure or build additional manufacturing capacity in order to meet the demand for the Company's products; the Company's success in expanding its sales and marketing programs and its ability to gain increased market acceptance for its existing product lines; the Company's ability to timely develop and introduce new products in its pipeline at acceptable costs; the ability to scale up and successfully produce its products; the potential for significant quarterly variations in the mix of sales among the Company's products; the gain or loss of significant customers; shortages in the availability of raw materials from the Company's suppliers; the impact of new government regulations on food products; and general economic conditions.

Item 2. Properties

     The Company owns a 45,000 square foot building in Bedford, Massachusetts which the Company uses for its headquarters, pilot plant, research and development laboratories and general corporate offices. Approximately 15,000 square feet of space in this building is leased to a third party under a lease expiring in September 1999. In addition, the Company subleases approximately 24,000 square feet in Louisville, Kentucky, for a term expiring in 2005. This space is occupied by the Company's Opta Oat Fibers manufacturing plant, warehouses, related laboratories and offices. In May 1996, the Company acquired a 35,000 square foot manufacturing facility in Galesburg, Illinois. This facility supports the production of its starch-based food ingredient products.

Item 3. Legal Proceedings

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers

See Item 10.

--------------------------------------------------------------------------------
                                    PART II
--------------------------------------------------------------------------------


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's Common Stock is traded on the NASDAQ Stock Market under the symbol "OPTS", and is listed on NASDAQ's National Market System. The following table sets forth the high and low closing sales prices for the Company's Common Stock as reported by the NASDAQ National Market for each of the periods indicated:

     Year Ended December 31, 1996                 High               Low
     ---------------------------------------------------------------------
     First Quarter                               13 7/8              6 1/2
     Second Quarter                              19 1/2              9 7/8
     Third Quarter                               10 3/8              5 7/8
     Fourth Quarter                               9 3/4              5 1/8

     Year Ended December 31, 1997
     ---------------------------------------------------------------------
     First Quarter                                7 1/2              5 3/8
     Second Quarter                               8 1/8                  4
     Third Quarter                                7 5/8             5 1/16
     Fourth Quarter                               7 1/4              4 3/8

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

As of March 2, 1998, there were approximately 175 holders of record of the Company's Common Stock (approximately 2,500 beneficial holders).

Item 6. Selected Financial Data (in thousands, except per share data)

     The following selected financial data for the five years ended December 31, 1997 has been derived from the Company's financial statements audited by Price Waterhouse LLP, independent accountants. The Company's financial statements and the report thereon are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with the Company's financial statements and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in Item 7.


                                      For the Years Ended December 31,
                               ------------------------------------------------
                                   1997      1996      1995      1994      1993
                               --------   -------  --------   -------   -------
Statement of Operations Data:
     Revenue                    $ 8,799   $ 9,229   $ 7,067   $ 4,821   $ 3,396
     Cost of revenue              6,730     7,409     6,340     4,209     3,113
     Selling, general and
      administrative expenses     3,874     3,868     2,725     2,397     2,473
     Research and
      development expenses        4,236     4,038     3,102     3,018     3,626
     Loss from operations        (6,041)   (6,086)   (5,100)   (4,803)   (5,816)
     Net loss                    (4,569)   (4,527)   (4,197)   (4,596)   (5,733)
     Basic and diluted net
      loss per share (1)           (.41)     (.42)     (.48)     (.75)    (1.19)

(1) Computed on the basis described in Note 2 of Notes to Financial Statements.

                                                  December 31,
                                ------------------------------------------------
                                   1997      1996      1995      1994      1993
                                -------   -------   -------   -------   --------
Balance Sheet Data:
     Current assets             $37,808   $42,876   $48,848   $16,055   $ 8,212
     Total assets                50,965    55,903    61,269    25,423    18,204
     Current liabilities          3,847     3,117     3,152     1,928     1,621
     Long term liabilities        2,625     4,417     6,125     4,544     4,549
     Total stockholders' equity  44,493    48,369    51,992    18,951    12,034

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following Discussion and Analysis of the Company's Financial Condition and Results of Operations contained in this Annual Report on Form 10-K contains, in addition to historical statements, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include the factors discussed in the section titled "Business" under the caption "Cautionary Statement Regarding Forward-Looking Statements" as well as other factors in this Annual Report on Form 10-K.

INTRODUCTION
--------------------------------------------------------------------------------

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

RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
1997 Compared to 1996

     Revenue. Revenue for the year ended December 31, 1997 was $8.8 million representing a decrease of approximately $430,000 or 5% in comparison to 1996 revenue of $9.2 million. The decrease in 1997 revenue was largely, the result of decreased demand from one of the Company's major customers. During 1997, the Company relied on various contract manufacturers to supply certain of the Company's finished goods for sale to its customers. As the Company previously indicated in its 10-Q filings for the quarters ended June 30, 1997 and September 30, 1997, third and fourth quarter revenue in 1997 was negatively impacted by one such contract manufacturer's refusal to continue to supply finished product to Opta for a new major customer. The Company has taken and intends to continue to take aggressive steps to enforce and protect its rights. However, the Company does not expect this dispute to negatively impact 1998 revenue.

     Cost of Revenue. Cost of revenue for the year ended December 31, 1997 was $6.7 million representing a decrease of $679,000 or 9% in comparison to 1996 cost of revenue of $7.4 million. Cost of revenue as a percentage of revenue decreased to 76% in 1997 as compared to 80% in 1996. This percentage decrease was largely the result of certain improvements in Opta Oat Fibers margins resulting from operating efficiencies as well as a reduction in manufacturing costs. Opta is attempting to further reduce its cost of revenue as a percentage of revenue in 1998 due to manufacturing efficiencies gained from increased production volume, although there is no assurance that such reductions will be realized.

     Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses for the years ended December 31, 1997 and 1996 were $3.9 million. SG&A expenses as a percentage of revenue increased to 44% in 1997 from 42% in 1996.

     Research and Development Expenses. Research and development ("R&D") expenses for the year ended December 31, 1997 were $4.2 million representing an increase of $198,000 or 5% in comparison to 1996 R&D expenses of $4.0 million. R&D expenses as a percentage of revenue increased to 48% in 1997 from 44% in 1996. The increase in R&D expenses is the result of start-up costs of the Galesburg, Illinois production facility incurred during 1997.

     Other Income. Other income for the year ended December 31, 1997 was $1.5 million representing a decrease of $87,000 or 6% in comparison to 1996 other income of $1.6 million. The decrease is due to decreased interest earned on decreased cash and cash equivalents offset in part by decreased interest paid on decreased long term debt in 1997 in comparison to 1996.

1996 Compared to 1995

     Revenue. Revenue for the year ended December 31, 1996 was $9.2 million representing an increase of $2.1 million or 31% over 1995 revenue of $7.1 million. The increase in 1996 revenue reflected the increase in product sales due to continued commercial sales of OptaGrade and Opta Oat Fibers by new and existing customers.

     Cost of Revenue. Cost of revenue for the year ended December 31, 1996 was $7.4 million representing an increase of $1.1 million or 17% over 1995 cost of revenue of $6.3 million. Cost of revenue as a percentage of revenue decreased to 80% in 1996 as compared to 90% in 1995. This decrease reflected certain improvements in OptaGrade and Opta Oat Fibers margins resulting from operating efficiencies related to increased production capacity.

     Selling, General and Administrative Expenses. SG&A expenses for the year ended December 31, 1996 were $3.9 million representing an increase of $1.1 million or 42% over 1995 SG&A expenses of $2.7 million. SG&A expenses as a percentage of revenue increased to 42% in 1996 from 39% in 1995. The increase in SG&A expenses was due to hiring of additional sales and marketing staff and related expenses in addition to increased consulting expenses in 1996.

     Research and Development Expenses. R&D expenses for the year ended December 31, 1996 were $4.0 million representing an increase of $.9 million or 30% over 1995 R&D expenses of $3.1 million. R&D expenses as a percentage of revenue were 44% in both 1996 and 1995. The increase in R&D expenses resulted from pilot plant trials related to new product development, initial operating costs of the new Galesburg, Illinois production facility and increases in salaries and related expenses including recruiting costs.

     Other Income. Other income for the year ended December 31, 1996 was $1.6 million representing an increase of $.7 million or 73% as compared to 1995 other income of $.9 million. The increase reflected the interest earned on increased cash and cash equivalents resulting from proceeds of the Company's public offering of common stock in the third quarter of 1995 and the exercise of warrants to purchase common stock associated with the Company's 1994 private placement.

Income Taxes

     At December 31, 1997, the Company had available net operating loss carryforwards of approximately $28.8 million for income tax purposes. In addition, the Company had approximately $0.7 million of unused research and development tax credits. These net operating loss and credit carryforwards expire at various dates between 2006 and 2012.

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

     At December 31, 1997, the Company had approximately $33.7 million in cash and cash equivalents and approximately $34 million of working capital.

     The Company used approximately $2.4 million of cash in operations during the year ended December 31, 1997 compared with approximately $4.6 million in 1996. The Company expects to incur significant operating losses as it continues to increase its investment in the development, production and marketing of its new and existing products. The Company intends to fund its operating losses principally through product sales, existing cash and cash equivalents, short term investments, equity financing and long and short term debt. Inventories decreased from approximately $3.5 million at December 31, 1996 to $2.5 million at December 31, 1997. The decrease in inventories is related to the reduction in OptaGrade inventory levels due to the renovation of the Galesburg production facility during 1997. The Company anticipates that the Galesburg facility will supply all of its starch-based product requirements during 1998.

     Capital expenditures for the years ended December 31, 1997 and 1996 were approximately $1.3 million and $1.8 million, respectively. The higher level of capital expenditures for 1996 is primarily related to the acquisition of the Galesburg, Illinois production facility. The Company's various debt agreements contain covenants that restrict the Company's ability to participate in merger discussions, pay dividends, limit annual capital expenditures, invest in certain types of securities and obtain additional debt financing without bank approval. The Company was in compliance with respect to all covenants and restrictions in its loan agreements at December 31, 1997.

     The Company believes that continued expenditures will be necessary to support its anticipated growth. The Company believes its existing cash and cash equivalents, short term investments, long and short term debt and product sales, will be adequate to fund its currently planned operations, capital requirements and expansion needs through at least 1998. However, the Company may require additional capital in the long term, which it may seek through equity or debt financing, equipment lease financing or funds from other sources. No assurance can be given that these funds will be available to the Company on acceptable terms, if at all. In addition, because of the Company's need for funds to support future operations, it may seek to obtain capital when conditions are favorable, even if it does not have an immediate need for additional capital at such time.

     The Company is currently in the process of evaluating its computer software and databases to ensure that any modifications required to be Year 2000 compliant are made in a timely manner. Management does not expect the financial impact of such modifications to be material to the Company's financial position or results of operations in any given year.

Item 8. Financial Statements and Supplementary Data

                                                                            Page
     ---------------------------------------------------------------------------
     Report of Independent Accountants                                        11
     Balance Sheet at December 31, 1997 and 1996                              12
     Statement of Operations for the three years ended December 31, 1997 13 Statement of Stockholders' Equity for the three years ended
      December 31, 1997                                                       14
     Statement of Cash Flows for the three years ended December 31, 1997      15
     Notes to Financial Statements                                            16

     All financial statement schedules are omitted because they are not applicable, not material, or the required information is shown in the financial statements or the notes thereto.

Report of Independent Accountants

To the Board of Directors and
Stockholders of Opta Food Ingredients, Inc.

     In our opinion, the financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 24 present fairly, in all material respects, the financial position of Opta Food Ingredients, Inc. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ Price Waterhouse LLP


Price Waterhouse LLP
Boston, Massachusetts
February 10, 1998

                                 BALANCE SHEET
--------------------------------------------------------------------------------
                      (In thousands, except share amounts)

                                                                 December 31,
                                                              -----------------
                                                               1997       1996
                                                              ------     ------
Assets
Current assets:
  Cash and cash equivalents                                  $ 33,689   $ 37,605
  Short term investments                                            -        642
  Accounts receivable, net                                      1,409      1,003
  Inventories, net                                              2,548      3,490
  Prepaid expenses and other current assets                       162        136
                                                             --------   --------
       Total current assets                                    37,808     42,876

Fixed assets, net                                              12,208     11,914
Patents and trademarks, net                                       791        883
Restricted cash                                                    50        125
Other assets                                                      108        105
                                                             --------   --------

                                                             $ 50,965   $ 55,903
                                                             ========   ========

Liabilities and Stockholders' Equity

Current liabilities:
  Current portion of long term debt                          $  1,485   $  1,492
  Accounts payable                                              1,303        758
  Accrued expenses                                              1,059        867
                                                             --------   --------
       Total current liabilities                                3,847      3,117

Long term debt                                                  2,625      4,117

Deferred revenue and other liabilities                              -        300

Commitments (Note 16)                                               -          -

Stockholders' equity:
  Preferred stock, $.01 par value; 3,000,000 shares
   authorized, no shares issued or outstanding                      -          -
  Common stock, $.01 par value; 15,000,000 shares
   authorized, 11,079,833 and 10,965,681 shares issued and
   outstanding at December 31, 1997 and 1996, respectively        111        110
  Additional paid-in capital                                   79,681     78,989
  Accumulated deficit                                         (35,299)   (30,730)
                                                             --------   --------
                                                               44,493     48,369
                                                             --------   --------

                                                             $ 50,965   $ 55,903
                                                             ========   ========

   The accompanying notes are an integral part of the financial statements.

                            STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------
                    (In thousands, except per share amounts)

                                           Year ended December 31,
                                         ---------------------------
                                           1997      1996      1995
                                         --------  --------  --------

Product revenue                          $ 8,799   $ 9,229   $ 7,067

Cost and expenses:
  Cost of revenue                          6,730     7,409     6,340
  Selling, general and administrative      3,874     3,868     2,725
  Research and development                 4,236     4,038     3,102
                                         --------  --------  --------
                                          14,840    15,315    12,167
                                         --------  --------  --------

Loss from operations                      (6,041)   (6,086)   (5,100)

Interest income                            1,906     2,146     1,308
Interest expense                            (418)     (569)     (400)
Other expense, net                           (16)      (18)       (5)
                                         --------  --------  --------

Net loss                                 $(4,569)  $(4,527)  $(4,197)
                                         ========  ========  ========

Basic and diluted net loss per share     $  (.41)  $  (.42)  $  (.48)
                                         ========  ========  ========

Weighted average shares outstanding       11,034    10,877     8,717
                                         ========  ========  ========



The accompanying notes are an integral part of the financial statements.

                       STATEMENT OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
                      (In thousands, except share amounts)

                                                            Common Stock
                                                         ------------------                                Notes
                                                                              Additional                Receivable       Total
                                                          Number of     Par    Paid-in    Accumulated    for Stock   Stockholders'
                                                           Shares      Value   Capital      Deficit      Issuance        Equity
                                                        -----------   -----  ----------  -----------   ----------   -------------
Balance at December 31, 1994                               7,382,752    $ 74   $ 40,901    $ (22,006)      $(18)        $ 18,951

Sale of common stock pursuant to public offering,
   net of offering costs                                   2,300,000      23     32,023            -          -           32,046
Sale of common stock pursuant to exercise of
 stock warrants                                              879,500       8      4,206            -          -            4,214
Sale of common stock pursuant to Pfizer stock rights          99,271       1        586            -          -              587
Sale of common stock pursuant to exercise of
 stock options                                                83,049       1        310            -          -              311
Sale of common stock under employee stock
 purchase plan                                                 8,498       -         62            -          -               62
Repurchase of founders stock                                  (7,538)      -          -            -          -                -
Forgiveness of notes receivable for stock issuance                 -       -          -            -         18               18
Net loss                                                           -       -          -       (4,197)         -           (4,197)
                                                         -----------   -----  ----------  -----------   ----------   -------------

Balance at December 31, 1995                              10,745,532     107     78,088      (26,203)         -           51,992

Sale of common stock pursuant to exercise of
 stock options                                               135,145       2        423            -          -              425
Sale of common stock pursuant to exercise of
 stock warrants                                               76,000       1        421            -          -              422
Sale of common stock under employee stock
 purchase plan                                                 9,004       -         57            -          -               57
Net loss                                                           -       -          -       (4,527)         -           (4,527)
                                                         -----------   -----  ----------  -----------   ----------   -------------

Balance at December 31, 1996                              10,965,681     110     78,989      (30,730)         -           48,369

Sale of common stock pursuant to exercise of
 stock warrants                                               85,526       1        615            -          -              616
Sale of common stock pursuant to exercise of
 stock options                                                21,918       -         45            -          -               45
Sale of common stock under employee stock
 purchase plan                                                 6,708       -         32            -          -               32
Net loss                                                           -       -          -       (4,569)         -           (4,569)
                                                         -----------   -----  ----------  -----------   ----------   -------------

Balance at December 31, 1997                              11,079,833    $111   $ 79,681    $ (35,299)      $  -         $ 44,493
                                                         ===========   =====  =========== ===========   ==========   =============


   The accompanying notes are an integral part of the financial statements.

                            STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------
                                 (In thousands)

                                                     Year ended December 31,
                                                  -----------------------------
                                                     1997     1996      1995
                                                  --------- --------- ---------
Cash flows from operating activities:
   Net loss                                       $ (4,569) $ (4,527) $ (4,197)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
      Depreciation and amortization                  1,226     1,206       798
      Forgiveness of notes receivable                   40        20        68
      Changes in assets and liabilities:
         (Increase) decrease in accounts
          receivable, net                             (406)      130      (535)
         (Increase) decrease in inventories, net       942    (1,256)     (931)
         (Increase) decrease in prepaid
          expenses and other current assets            (26)      178      (127)
         Increase (decrease) in accounts payable       545        (5)      176
         Increase (decrease) in accrued expenses       192       (15)     (109)
         Decrease in deferred revenue and other
          liabilities                                 (300)     (327)     (242)
                                                  --------- --------- ---------

      Total adjustments                              2,213       (69)     (902)
                                                  --------- --------- ---------

Net cash used in operating activities               (2,356)   (4,596)   (5,099)

Cash flows from investing activities:
   Purchase of short term investments               (3,944)   (5,970)   (5,785)
   Maturity of short term investments                4,586    10,321     3,094
   Purchase of fixed assets                         (1,304)   (1,783)   (3,762)
   Increase in patents and trademarks                 (124)     (178)     (211)
   Decrease in restricted cash                          75        75        75
   (Increase) decrease in other assets                 (43)       54        (3)
                                                  --------- --------- ---------
   Net cash (used in) provided by investing
    activities                                        (754)    2,519    (6,592)

Cash flows from financing activities:
   Proceeds from issuance of common stock, net         693       904    37,220
   Proceeds from issuance of long term debt              -       151     3,300
   Principal payments on long term debt             (1,499)   (1,547)     (320)
                                                  --------- --------- ---------
   Net cash (used in) provided by financing
    activities                                        (806)     (492)   40,200

Net increase (decrease) in cash and cash
 equivalents                                        (3,916)   (2,569)   28,509
Cash and cash equivalents at beginning of year      37,605    40,174    11,665
                                                  --------- --------- ---------

Cash and cash equivalents at end of year          $ 33,689  $ 37,605  $ 40,174
                                                  ========= ========= =========

Supplemental disclosure of cash flow
 information:
     Cash paid for interest                       $    404  $    551  $    379
                                                  ========= ========= =========

   The accompanying notes are an integral part of the financial statements.

                         NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

Accounts Receivable

Accounts receivable are reflected net of an allowance for doubtful accounts of $107,000 at December 31, 1997 and 1996, respectively.

Fair Value of Financial Instruments

The carrying amount of the Company's financial instruments, primarily cash equivalents and short term investments at December 31, 1997 and 1996, approximates their fair value due to the short maturity or holding period.

Inventories

Inventories are stated at the lower of cost or market, cost determined using the first-in, first-out method. Inventories are reflected net of reserves of $250,000 and $239,000 at December 31, 1997 and 1996, respectively.

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

Stock Compensation

The Company's stock option plans are accounted for using the intrinsic value method to measure compensation expense in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". In 1996, the Company adopted only the footnote disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123", Note 12) which discloses the pro forma effect of compensation expense of all equity instruments issued to employees.

Net Loss Per Share

Basic net loss per share is determined by dividing the net loss by the weighted average number of common shares outstanding during the year. All common stock equivalents have been excluded from weighted average shares outstanding for calculating diluted net loss per share. During the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share"(FAS 128"). FAS 128 replaces primary and fully diluted earnings per share with basic and diluted earnings per share. The adoption of this standard had no effect on the Company's per share calculation as the Company has incurred net losses since inception.

Reclassifications

Certain reclassifications have been made to the prior years' financial statements to conform to current presentation. These reclassifications have no effect on the Company's results of operations or financial position.

3. Cash Equivalents and Short Term Investments

Following is a summary of the fair market value of available-for-sale securities by balance sheet classification (in thousands):


                                                         December 31,
                                                       ----------------
                                                         1997     1996
                                                       -------  -------
Cash equivalents:
Money market funds                                     $24,783  $24,641
Commercial paper                                         3,975    3,720
U.S. government obligations                              1,895    8,936
Repurchase agreement                                     1,119        -
                                                       -------  -------
                                                       $31,772  $37,297
                                                       =======  =======
Short term investments:
U.S. government obligations                            $    -   $   395
Commercial paper                                            -       247
                                                       -------  -------
                                                       $    -   $   642
                                                       =======  =======

At December 31, 1996, short term investments were carried at fair market value which approximates amortized cost. Gross unrealized gains and losses at December 31, 1997 and 1996 and realized gains and losses on sales of securities for the years then ended were not significant.

                         NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

4. Notes Receivable

At December 31, 1997 and 1996, notes receivable from an officer and an employee are included in other assets. The terms of the notes forgive the principal and related interest ratably over a five year period as long as the officer and employee remain employed by the Company or if terminated without cause. Balances of these notes are as follows (in thousands):

                                                                December 31,
                                                             -----------------
                                                              1997      1996
                                                             -------   -------
Unsecured note bearing interest at 8%                        $    80   $    60
Non-interest bearing note receivable, secured by the
 Company's common stock owned by an officer                       20        40
                                                             -------   -------
                                                             $   100   $   100
                                                             =======   =======
5. Inventories

Inventories consist of the following (in thousands):
                                                                December 31,
                                                             -----------------
                                                              1997      1996
                                                             -------   -------
Raw materials                                                $   333   $   339
Finished goods                                                 2,215     3,151
                                                             -------   -------
                                                             $ 2,548   $ 3,490
                                                             =======   =======
6. Fixed Assets

Fixed assets consist of the following (in thousands):
                                                                December 31,
                                                             -----------------
                                                              1997      1996
                                                             -------   -------
Land, building and improvements                              $ 5,794   $ 5,783
Plant equipment                                                8,994     7,808
Lab equipment                                                    562       553
Office furniture and equipment                                   604       506
                                                             -------   -------
                                                              15,954    14,650

Accumulated depreciation                                      (3,746)   (2,736)
                                                             -------   -------
                                                             $12,208   $11,914
                                                             =======   =======
7. Patents and Trademarks

Patents and trademarks consist of the following (in
 thousands):
                                                                December 31,
                                                             -----------------
                                                              1997      1996
                                                             -------   -------
Patents and trademarks                                       $ 1,822   $ 1,698
Accumulated amortization                                      (1,031)     (815)
                                                             -------   -------
                                                             $   791   $   883
                                                             =======   =======

                         NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
8. Accrued Expenses

Accrued expenses consist of the following (in thousands):

                                                                  December 31,
                                                              ------------------
                                                                1997       1996
                                                              --------   -------
Payroll costs                                                 $   331    $   253
Professional fees                                                 127        164
Other                                                             601        450
                                                              -------    -------
                                                              $ 1,059    $   867
                                                              =======    =======

9. Borrowings

Long term debt consists of the following (in thousands):
                                                                  December 31,
                                                              ------------------
                                                                1997       1996
                                                              -------   -------
Mortgage payable to a bank due in monthly installments
of $20 including interest at 8 1/2% with the remaining
balance of $2,194 due August 1, 1998, with the option
to renew for an additional five years at the bank's
prime rate plus 2 1/2%, secured by the Company's
corporate headquarters.                                       $ 2,225   $ 2,275

Note payable to a bank due in quarterly installments
of $275 plus interest at prime plus 1% (9.5% at
December 31, 1997) due January 1, 1999, secured
by certain fixed assets.                                        1,100     2,200

Note payable to a bank due in monthly installments
of $17 plus interest at 9% due November 1998, secured
by certain fixed assets.                                          183       383

Note payable to a state government agency and guaranteed
by the U.S. Small Business Administration due in monthly
installments of $6 including interest at 5.554% due
July 2003, secured by certain fixed assets and a $125
U.S. government security.                                         320       368

Note payable to a state government agency due in
monthly installments of $6 plus interest at prime plus
2 1/2% (11% at December 31, 1997) due June 2000, secured
by certain fixed assets and a second mortgage on the
Company's corporate headquarters.                                 179       251

Note payable to a state government agency due in monthly
installments of $3 including interest at 3% due July 2001,
secured by certain fixed assets.                                  103       132
                                                              -------   -------
                                                                4,110     5,609
Current portion                                                (1,485)   (1,492)
                                                              -------   -------
                                                              $ 2,625   $ 4,117
                                                              =======   =======
Maturities of long term debt for each of the years ended
December 31 are as follows (in thousands):

   1998                                                                 $ 1,485
   1999                                                                     211
   2000                                                                     185
   2001                                                                     139
   2002                                                                     134
   Thereafter                                                             1,956
                                                                        -------
                                                                        $ 4,110
                                                                        =======

The Company has a $5 million equipment line of credit from a bank with interest at prime or 90 day LIBOR plus 2.5%. The line of credit is available through March 1999 and expires in March 2002. At December 31, 1997, there were no borrowings outstanding under this credit line. The Company's debt agreements contain certain financial covenants and restrict the Company's ability to participate in merger discussions, pay dividends, limit annual capital expenditures, invest in certain types of securities and obtain additional debt financing without bank approval. At December 31, 1997, the Company was in compliance with the terms of these agreements.

                         NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

10. Income Taxes

Deferred tax benefits consist of the following (in thousands):

                                         Year ended December 31,
                                    ----------------------------------
                                      1997          1996       1995
                                    ---------     ---------  ---------
Federal                             $  1,548      $  1,563   $    978
State                                    389           411        820
                                    ---------     ---------  ---------
                                    $  1,937         1,974      1,798
Increase in valuation allowance       (1,937)       (1,974)    (1,798)
                                    ---------     ---------  ---------
                                    $     -       $     -    $     -
                                    =========     =========  =========

Deferred tax assets consist of the following (in thousands):

                                                 December 31,
                                         -----------------------------
                                            1997               1996
                                         ---------           ---------
Net operating loss carryforwards         $ 11,576            $  9,789
Deferred revenue                               -                   50
Research and development credit               889                 778
Other state tax credits                        27                  53
Expense accruals and other                    483                 368
                                         ---------           ---------
Gross deferred tax assets                  12,975              11,038
Valuation allowance                       (12,975)            (11,038)
                                         ---------           ---------
                                         $     -             $     -
                                         =========           =========

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

A reconciliation between the amount of reported tax expense and the amount computed using the U.S. federal statutory rate of 35% follows (in thousands):

                                                      December 31,
                                       -----------------------------------------
                                         1997             1996           1995
                                       ---------        ---------      ---------
Income tax benefit at statutory rate   $ (1,599)        $ (1,584)      $ (1,469)
State tax benefit, net                     (234)            (247)          (163)
Stock option exercises                       (3)            (135)          (179)
Research and development credits           (146)            (114)           (64)
Other state credits                          28               29             34
Other                                        17               77             43
                                       ---------        ---------      ---------
                                         (1,937)          (1,974)        (1,798)
Increase in valuation allowance           1,937            1,974          1,798
                                       ---------        ---------      ---------

                                       $     -          $     -        $     -
                                       =========        =========      =========

                         NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

At December 31, 1997, the Company had federal net operating loss carryforwards and research and development credits which may be used to offset future federal taxable income and tax liabilities as follows (in thousands):

                                                 Research
                                  Net              and
 Year of                       Operating        Development
Expiration                       Loss             Credit
----------                     ---------         -------
  2006                         $ 1,219              $ 76
  2007                           4,247               128
  2008                           5,570               144
  2009                           3,720               112
  2010                           4,991                70
  2011                           4,713                48
  2012                           4,335               101
                               ---------         -------
                               $28,795              $679
                               =========         =======

A portion of the net operating loss carryforwards and valuation allowances totaling $1,860,000 and $748,000, respectively, relates to deductions for non-qualified stock option exercises and incentive stock option disqualifying dispositions. This amount will be credited to additional paid-in capital upon realization.

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

Common Stock

In June 1994, the Company completed the sale and issuance of 2,274,052 units in a private placement to institutional investors resulting in net proceeds of $10,053,000. Each unit consists of one share of the Company's common stock and one-half of one common stock purchase warrant. Each full warrant may be exercised over a three year period beginning in June 1994 for one share of common stock at a per share price of $5 during year one, $6 during year two and $7 during year three. The aggregate fair value of the common stock purchase warrants of $1,592,000 was recorded as additional paid-in capital. During 1997, 1996 and 1995, 85,526, 76,000 and 879,500 shares of common stock were issued pursuant to exercises of such warrants resulting in net proceeds of $616,000, $422,000 and $4,214,000, respectively.

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

The Company has reserved 1,354,569 shares of common stock for issuance under the 1992 Employee, Director and Consultant Stock Option Plan and 9,838 shares for issuance under the 1991 Non-Employee Stock Option Plan at December 31, 1997.

At December 31, 1997, options to purchase 1,216,480 shares were outstanding under the plans, of which 482,505 were exercisable. There were 147,927 shares available for future grant under the plans at December 31, 1997.

                         NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Stock option plan transactions were as follows:

                                                               Weighted Average
                                                  Shares        Exercise Price
                                                ----------      --------------

Options outstanding at December 31, 1994          881,691           $ 4.90

Granted                                           181,553             8.59
Exercised                                         (83,049)            3.75
Cancelled                                         (45,808)            6.88
                                                ----------

Options outstanding at December 31, 1995          934,387             5.62

Granted                                           562,353            10.53
Exercised                                        (135,145)            3.14
Cancelled                                        (254,756)            9.25
                                                ----------

Options outstanding at December 31, 1996        1,106,839             7.58

Granted                                           644,497             5.90
Exercised                                         (21,918)            2.08
Cancelled                                        (512,938)            9.83
                                                ----------

Options outstanding at December 31, 1997        1,216,480           $ 5.86
                                                ==========

The following table summarizes information about stock options outstanding and exercisable at December 31, 1997:

                                         Options Outstanding                        Options Exercisable
                            -----------------------------------------------     ---------------------------
    Range of                 Number of    Weighted Average     Weighted          Number of      Weighted
    Exercise                  Options        Remaining          Average           Options       Average
     Prices                 Outstanding   Contractual Life   Exercise Price     Outstanding  Exercise Price
-----------------           -----------   ----------------   --------------     -----------  --------------
   $.06 - $.45                  63,735          5.68             $   0.14           61,235    $   0.13
   4.59 - 6.00                 977,694          9.15                 5.81          298,650        5.75
   6.19 - 9.00                 116,633          9.64                 7.01           80,833        7.04
 10.00 - 15.50                  58,418          8.82                10.65           41,787       10.32
                            -----------                                         -----------

                             1,216,480                                             482,505
                            ===========                                         ===========

                         NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

In 1992, the stockholders approved the Employee Stock Purchase Plan. This plan enables eligible employees to purchase common shares at 85% of the fair market value of the shares during two six month periods beginning January 1 and July 1 of each year. The Company has authorized 200,000 shares of the Company's common stock for issuance under this plan. At December 31, 1997, 156,359 shares remain available for issuance under this plan.

The Company has adopted the disclosure only provisions of FAS 123. Accordingly, no compensation cost has been recognized for the stock plans. Had compensation cost for the Company's stock plans been determined based on the fair value at the grant dates for awards in 1997 and 1996 as prescribed in FAS 123, the Company's net loss and net loss per share would have been as follows (in thousands, except for per share amounts):

                                                       Year ended December 31,
                                                       -----------------------
                                                          1997         1996
                                                       ----------   ----------
Net loss:
As reported                                             $(4,569)     $(4,527)
Pro forma                                                (5,025)      (5,582)

Basic and diluted net loss per share:
As reported                                             $  (.41)     $  (.42)
Pro forma                                                  (.46)        (.51)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, risk-free interest rate of 5.75%, expected volatility of 66.78%, and an option term of 7.5 years. The weighted average fair value of options granted during the years ended December 31, 1997 and 1996 was $4.20 and $7.96, respectively.

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

14. Related Party Transactions

In 1991, the Company licensed to Pfizer the exclusive worldwide right to manufacture and market EverFresh for use in seafood processing and the exclusive rights outside of the U.S. to manufacture and market certain Opta Oat Fibers and OptaGrade products in exchange for license fees and royalty payments. The Company provided applications development and marketing support for certain products for additional cash payments from Pfizer through June 1996. In January 1997, all agreements with Pfizer were terminated except for the EverFresh license agreement which was assigned to an unrelated third party. Revenue recognized under these agreements in 1997, 1996, and 1995 was $125,000, $509,000, and $234,000, respectively.

15. Customer Concentration, Sales to Major Customers and Export Sales

The Company has focused its sales efforts in baked goods and dairy. During 1997 and 1996, a significant portion, but not a majority, of product sales were to a group of independent bakeries who supply a quick service restaurant chain.

There were no major individual customers during the years ended December 31, 1997, 1996 and 1995.

Export sales were 14% (5% to Europe and 9% to the Middle East); 11% (3% to Europe and 8% to the Middle East); and 18% (10% to Europe and 8% to the Middle
East) for the years ended December 31, 1997, 1996, and 1995, respectively.

16. Commitments

Leases

The Company leases certain equipment and facilities under noncancelable operating leases. Total future minimum payments under these leases are as follows (in thousands):

     Year ended December 31,
     -----------------------
       1998                           $  153
       1999                              144
       2000                              144
       2001                              136
       2002                              150
       Thereafter                        473
                                      ------
                                      $1,200
                                      ======


Rent expense for the years ended December 31, 1997, 1996, and 1995 was $159,000, $141,000, and $167,000, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.


--------------------------------------------------------------------------------
                                   PART III
--------------------------------------------------------------------------------

Item 10. Directors and Executive Officers of the Registrant

(a) Directors. The information with respect to directors required by this item is incorporated herein by reference from the section entitled "Election of Directors" in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held May 19, 1998 (the "1998 Proxy Statement"), to be filed with the Commission not later than April 29, 1998.

(b) Executive Officers. The executive officers of the Company, who are elected to serve at the discretion of the Board of Directors, are as follows:

Name                              Age   Position
--------------------------------------------------------------------------------
Lewis C. Paine, III                45   Chairman of the Board,
                                        President, Chief
                                        Executive Officer
                                        and Director

Arthur J. McEvily, Ph.D.           45   Senior Vice President, Commercial
                                        Development

Joel A. Stone                      45   Vice President, Operations
                                        and Manufacturing

Scott A. Kumf                      41   Chief Financial Officer,
                                        Vice President,
                                        Administration and
                                        Treasurer

Mr. Paine has served as President and Director since May 1991, Chief Executive Officer since December 1992, and Chairman of the Board since June 1993. He served as President of the Food Ingredients Division of Enzytech, Inc. ("Enzytech"), the Company's predecessor, from October 1990 to May 1991. Prior to joining Enzytech, Mr. Paine was at Carnation Company and its parent company, Nestle, S.A., from 1974 to 1990, where he most recently served as Vice President of Marketing and New Business Development for the Refrigerated Products Division from December 1987 to October 1990. From April 1986 to December 1987, he served as an International Marketing Manager for Nestle, S.A. in Vevey, Switzerland.

Dr. McEvily was named Senior Vice President, Commercial Development in December 1997. He served as Vice President Applications, Technical Service and New Product Commercialization from October 1996 to December 1997. He also served as Vice President Sales and Business Development of the Company from December 1993 to September 1996. From May 1991 to December 1993 he held various positions at Opta, ranging from Senior Research Scientist to Product Director to Director of Business Development. Dr. McEvily served in various scientific capacities at Enzytech from October 1988 to May 1991. Dr. McEvily received a B.Sc. in Biochemistry from Marlboro College, Marlboro, Vermont and a Ph.D. in chemistry from The University of North Carolina at Chapel Hill. He was a postdoctoral fellow at Harvard Medical School.

Mr. Stone has served as Vice President, Operations and Manufacturing since May 1991. He served as Senior Director of Manufacturing and Engineering Management at Enzytech from April 1990 to May 1991. Prior to joining Enzytech, Mr. Stone was Director of Manufacturing at Genencor, Inc. from August 1988 to March 1990. From August 1986 to August 1988, Mr. Stone was Manager of Operations at the Harbert Lummus Joint Venture.

Mr. Kumf joined Opta in August 1996 as Chief Financial Officer and Vice President, Administration. He was elected Treasurer and Assistant Secretary in December 1996. Prior to joining Opta, Mr. Kumf served at BostonCoach, Inc. as Chief Financial Officer from September 1995 to August 1996. From August 1994 to May 1995, he was the Chief Financial Officer of Trotter, Inc. and from September 1990 to July 1994 he served as Chief Financial Officer for Polar Corp. Mr. Kumf is a Certified Public Accountant in Massachusetts.

Item 11. Executive Compensation

The information required under this item is incorporated herein by reference from the section entitled "Executive Compensation" in the 1998 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated herein by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the 1998 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference from the section entitled "Certain Transactions" in the 1998 Proxy Statement.

--------------------------------------------------------------------------------
                                    PART IV
--------------------------------------------------------------------------------

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Documents filed as part of this Report:                                 Page
    ----------------------------------------------------------------------------
    (1) Financial Statements:
        Report of Independent Accountants                                     11
        Balance Sheet at December 31, 1997 and 1996                           12
        Statement of Operations for the three years ended December 31, 1997 13 Statement of Stockholders' Equity for the three years ended
         December 31, 1997                                                    14
        Statement of Cash Flows for the three years ended December 31, 1997   15
        Notes to Financial Statements                                         16

    (2) All financial statement schedules are omitted because they are not applicable, not material, or the required information is shown in the financial statements or the notes thereto.

    (3) Exhibits


Exhibit
Number                                    Description
--------------------------------------------------------------------------------
  3.1 Amended and Restated Certificate of Incorporation of the Company (Filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8, Registration No. 33-93518, and incorporated herein by reference)

  3.2 Restated By-Laws of the Company (Filed as Exhibit 3.4 to the Company's Registration Statement on Form S-1, Registration No. 33-45700, as amended, and incorporated herein by reference)

  4.1 Article 4 of the Amended and Restated Certificate of Incorporation of the Company (see Exhibit 3.1) (Filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8, Registration No. 33-93518, and incorporated herein by reference)

  4.2 Form of Common Stock Certificate of the Company (Filed as Exhibit 4.2 to the Company's Registration Statement on Form S-1, Registration No. 33-45700, as amended, and incorporated herein by reference)

  4.3 Form of Warrant Certificate of the Company (Filed as Exhibit 4.3 to the Company's Registration Statement on Form S-3, Registration No. 33-80860, and incorporated herein by reference)

  10.1 Form of Unit Purchase Agreement dated as of April 21, 1994 between the Company and the respective parties thereto (Filed as Exhibit 99.2 to the Company's Form 8-K, Commission File No. 0-19811, and incorporated herein by reference)

  10.2 Amended and Restated Master Food Ingredients Collaborative Development Agreement, dated August 11, 1994, between the Company and Pfizer Inc. (Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, and incorporated herein by reference)*

  10.3 Master Food Ingredients License Agreement dated June 13, 1991 between the Company and Pfizer Inc. (Filed as Exhibit 10.2 to the Company's Registration Statement on Form S-1, Registration No. 33-45700, as amended, and incorporated herein by reference)*

  10.4 Form of First Amendment to Master Food Ingredients License Agreement (Filed as Exhibit 10.3 to the Company's Registration Statement on Form S-1, Registration No. 33-45700, as amended, and incorporated herein by reference)

  10.5 Licensed Product Term Sheet dated March 2, 1994 between the Company and Pfizer Inc. (Filed as Exhibit 10.5 to the Company's 1994 Annual Report on Form 10-K, Commission File No. 0-19811, and incorporated herein by reference)*

  10.6 License and Technology Transfer Agreement effective as of May 1, 1991 between the Company and Enzytech, Inc. (Filed as Exhibit 10.6 to the Company's Registration Statement on Form S-1, Registration No. 33-45700, as amended, and incorporated herein by reference)

  10.7 Promissory Note and Mortgage Agreement dated August 19, 1993 between the Company and Springfield Institution for Savings (Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, Commission File No. 0-19811, and incorporated herein by reference)

  10.8 Loan Agreement dated November 5, 1992 between the Company and Massachusetts Business Development Corporation (Filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 0-19811, and incorporated herein by reference)

  10.9 Mortgage and Security Agreement dated November 3, 1994 executed by the Company in favor of the Massachusetts Business Development Corporation (Filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No. 0-19811, and incorporated herein by reference)

  10.10 Authorization and Loan Agreement dated May 18, 1992 among the Company, Massachusetts Certified Development Corporation and U.S. Small Business Administration (Filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 0-19811, and incorporated herein by reference)

  10.11 Fixed Asset Line of Credit dated March 29, 1993 between the Company and Silicon Valley Bank (Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, Commission File No. 0-19811, and incorporated herein by reference)

  10.12 Asset Purchase Agreement dated June 17, 1992, between Williamson Fiber Products, Inc., The Williamson Group, Inc. and the Company (Filed as
        Exhibit 2.1 to the Company's Current Report on Form 8-K dated June 17, 1992, Commission File No. 0-19811, and incorporated herein by reference)

  10.13 Sublease and Consent dated June 17, 1992 among Williamson Fiber Products, Inc., the Company and Spring Street Developers (Filed as
        Exhibit 28.2 to the Company's Current Report on Form 8-K dated June 17, 1992, Commission File No. 0-19811, and incorporated herein by reference)

  10.14 Consulting Agreement, dated January 28, 1992, between the Company and A.S. Clausi (Filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 0-19811, and incorporated herein by reference)#

  10.15 Stock Purchase and Repurchase Agreement, dated May 29, 1991, between the Company and Akiva T. Gross (Filed as Exhibit 10.18 to the Company's Registration Statement on Form S-1, Registration No. 33-45700, as amended, and incorporated herein by reference)

  10.16 Employment Agreement, dated May 1, 1991, between the Company and Akiva
        T. Gross (Filed as Exhibit 10.21 to the Company's Registration Statement on Form S-1, Registration No. 33-45700, as amended, and incorporated herein by reference)#

  10.17 Letter agreement, dated May 1, 1995, between the Company and Akiva T. Gross (Filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, Commission File No. 0-19811, and incorporated herein by reference)#

  10.18 Promissory Note dated August 12, 1994 executed by Akiva T. Gross in favor of the Company (Filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, Commission File No. 0-19811, and incorporated herein by reference)

  10.19 Pledge Agreement dated August 12, 1994 between Akiva T. Gross and the Company (Filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, Commission File No. 0-19811, and incorporated herein by reference)

  10.20 Extension and amendment of Employment Agreement, dated October 1, 1992 between the Company and Lewis C. Paine, III, dated December 31, 1993 (Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, Commission File No. 0-19811, and incorporated here in by reference)#

  10.21 Stock Purchase and Repurchase Agreement, dated May 29, 1991, between the Company and Lewis C. Paine, III (Filed as Exhibit 10.17 to the Company's Registration Statement on Form S-1, Registration No. 33-45700, as amended, and incorporated herein by reference)

  10.22 Amended and Restated Promissory Note dated as of September 19, 1990 executed by Lewis C. Paine, III in favor of the Company (Filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 0-19811, and incorporated herein by reference)

  10.23 Promissory Note dated January 8, 1993, executed by Lewis C. Paine, III in favor of the Company (Filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 0-19811, and incorporated herein by reference)

  10.24 Pledge Agreement dated January 8, 1993, between Lewis C. Paine, III and the Company (Filed as Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 0-19811, and incorporated herein by reference)

  10.28 Employee Agreement for Protection of Company Property, dated May 1, 1991, in the form executed by Officers of the Company (Filed as Exhibit
        10.23 to the Company's Registration Statement on Form S-1, Registration No. 33-45700, as amended, and incorporated herein by reference)

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

  10.32 Amendment to Employee Stock Purchase Plan, adopted February 16, 1993 (Filed as Exhibit 10.41 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 0-19811, and incorporated herein by reference)#

  10.33 Press release, dated June 4, 1996, announcing that the Company's revenue and earnings for the second quarter and 1996 as a whole are likely to be lower than Wall Street estimates (Filed as Exhibit 99.1 to the Company's Current Report on Form 8-K dated June 4, 1996, Commission File No. 0-19811, and incorporated herein by reference)

  23    Consent of Price Waterhouse LLP (Filed herewith)

  * Confidential treatment has been granted by the Securities and Exchange Commission.

  #     Management contract or compensatory plan or arrangement.

        (b)  Reports on Form 8-K

        No Reports on Form 8-K were filed by the Company during the quarter ended December 31, 1997.

--------------------------------------------------------------------------------
                                   SIGNATURES
--------------------------------------------------------------------------------


  Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


OPTA FOOD INGREDIENTS, INC.
Date: March 13, 1998                    By: /s/ Lewis C. Paine, III
                                     -------------------------------------------
                                        Lewis C. Paine, III
                                        Chairman of the Board, President and
                                        Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

     Signature                     Title                              Date
--------------------------------------------------------------------------------
 /s/ Lewis C. Paine, III       Chairman of the Board,             March 13, 1998
----------------------------   President and Chief Executive
 Lewis C. Paine, III           Officer (principal executive
                               officer)


 /s/ Scott A. Kumf             Chief Financial Officer,           March 13, 1998
----------------------------   Vice President Administration
 Scott A. Kumf                 and Treasurer (principal
                               financial and accounting officer)

 /s/ A.S. Clausi               Director                           March 13, 1998
----------------------------
 A.S. Clausi

 /s/ Anthony B. Evnin          Director                           March 13, 1998
----------------------------
 Anthony B. Evnin

 /s/ Harry Fields              Director                           March 13, 1998
----------------------------
 Harry Fields

 /s/ Glynn C. Morris           Director                           March 13, 1998
----------------------------
 Glynn C. Morris

 /s/ Charles W. Newhall, III   Director                           March 13, 1998
----------------------------
 Charles W. Newhall, III

 /s/ Frederic Stevenin         Director                           March 13, 1998
----------------------------
 Frederic Stevenin