Form 10-Q
period 1998-03-31
OPTA FOOD INGREDIENTS INC /DE
filed 1998-05-11
CIK 883326

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-Q


                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


FOR THE QUARTER ENDED MARCH 31, 1998                 COMMISSION FILE NO. 0-19811


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


                                 (781) 276-5100
               (Registrant's Telephone No., Including Area Code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                       YES   X           NO
                           -----            -----


Number of shares outstanding of each of the issuer's classes of common stock as of April 30, 1998:

COMMON STOCK, PAR VALUE $.01                       11,079,833 SHARES OUTSTANDING

OPTA FOOD INGREDIENTS, INC.

FORM 10-Q
--------------------------------------------------------------------------------


                       Three Months Ended March 31, 1998
                       ---------------------------------
                               Table of Contents
                               -----------------


                                                            Page
                                                           Number
                                                           ------
Part I - Financial Information
------------------------------

Item 1 - Financial Statements

  Condensed Balance Sheet (Unaudited)
    March 31, 1998 and December 31, 1997                      3
  Condensed Statement of Operations (Unaudited)
    for the Three Months Ended March 31, 1998 and 1997        4
  Condensed Statement of Cash Flows (Unaudited)
    for the Three Months Ended March 31, 1998 and 1997        5
  Notes to Condensed Unaudited Financial Statements           6

Item 2 - Management's Discussion and Analysis of
  Financial Condition and Results of Operations               7


Part II - Other Information
---------------------------

Items 1 through 6                                            10

Signatures                                                   11

OPTA FOOD INGREDIENTS, INC.
CONDENSED BALANCE SHEET (in thousands)
-------------------------------------------------------------------------------
(Unaudited)

                                                             MARCH 31,                DECEMBER 31,
                                                               1998                       1997
                                                        ------------------        -------------------
ASSETS

Current assets:
   Cash and cash equivalents                                  $ 31,371                   $ 33,689
   Accounts receivable, net                                      1,477                      1,409
   Inventories, net (Note 2)                                     3,021                      2,548
   Prepaid expenses and other current assets                       202                        162
                                                        ------------------        -------------------
          Total current assets                                  36,071                     37,808

 Fixed assets, net                                              11,957                     12,208
 Patents and trademarks, net                                       752                        791
 Other assets                                                      133                        158
                                                        ------------------        -------------------
                                                              $ 48,913                   $ 50,965
                                                        ==================        ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
   Current portion of long term debt                          $  1,161                   $  1,485
   Accounts payable                                                589                      1,303
   Accrued expenses                                                930                      1,059
                                                        ------------------        -------------------
          Total current liabilities                              2,680                      3,847

 Long term debt                                                  2,573                      2,625

 Stockholders' equity:
   Common stock                                                    111                        111
   Additional paid-in capital                                   79,681                     79,681
   Accumulated deficit                                         (36,132)                   (35,299)
                                                        ------------------        -------------------
          Total stockholders' equity                            43,660                     44,493
                                                        ------------------        -------------------
                                                              $ 48,913                   $ 50,965
                                                        ==================        ===================

OPTA FOOD INGREDIENTS, INC.
CONDENSED STATEMENT OF OPERATIONs (in thousands, except per share data)
--------------------------------------------------------------------------------
(Unaudited)

                                           FOR THE THREE MONTHS ENDED
                                                     MARCH 31,
                                      -------------------------------------
                                            1998                 1997
                                      ----------------     ----------------
Product revenue                             $ 2,429             $  2,033

Cost and expenses:
  Cost of revenue                             1,803                1,567
  Selling, general and administrative           909                1,028
  Research and development                      880                  994
                                      ----------------     ----------------
                                              3,592                3,589
                                      ----------------     ----------------
Loss from operations                         (1,163)              (1,556)

Other income (expense):
  Interest income                               435                  480
  Interest expense                              (80)                (115)
  Other expense                                 (25)                   -
                                      ----------------     ----------------
Net loss                                    ($  833)             ($1,191)
                                      ================     ================
Basic and diluted net loss per share       ($   .08)           ($    .11)
                                      ================     ================
Weighted average shares outstanding          11,080               10,977
                                      ================     ================


OPTA FOOD INGREDIENTS, INC.
CONDENSED STATEMENT OF CASH FLOWS
(in thousands)
--------------------------------------------------------------------------------
(Unaudited)

                                                                   FOR THE THREE MONTHS ENDED
                                                                           MARCH 31,
                                                        ----------------------------------------------
                                                                1998                       1997
                                                        ------------------        --------------------
Cash flows from operating activities:
  Net loss                                                     ($   833)                    ($1,191)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization                                   349                         311
    Forgiveness of notes receivable                                  20                          20
    Change in assets and liabilities:
       Increase in accounts receivable, net                         (69)                       (171)
       (Increase) decrease in inventories, net                     (473)                        292
       Increase in other assets                                     (35)                        (20)
       Decrease in accounts payable                                (714)                       (115)
       Increase (decrease) in accrued expenses                     (129)                        118
       Decrease in other liabilities                                  -                         (25)
                                                        ------------------        --------------------
  Total adjustments                                              (1,051)                        410
                                                        ------------------        --------------------
Net cash used in operating activities                            (1,884)                       (781)

Cash flows from investing activities:
  Sale of short term investments                                      -                         642
  Purchase of fixed assets, net                                     (41)                       (338)
  Increase in patents and trademarks                                (17)                        (21)
                                                        ------------------        --------------------
Net cash (used in) provided by investing activities                 (58)                        283

Cash flows from financing activities:
  Proceeds from issuance of common stock, net                         -                           6
  Principal payments on long term debt                             (376)                       (377)
                                                        ------------------        --------------------
Net cash used in financing activities                              (376)                       (371)
                                                        ------------------        --------------------

Net decrease in cash and cash equivalents                        (2,318)                       (869)
Cash and cash equivalents at beginning of period                 33,689                      37,605
                                                        ------------------        --------------------
Cash and cash equivalents at end of period                      $31,731                    $ 36,736
                                                        ==================        ====================


OPTA FOOD INGREDIENTS, INC.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1. BASIS OF PRESENTATION

   The condensed unaudited financial statements of Opta Food Ingredients, Inc. (the "Company" or "Opta") include, in the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair statement of the Company's financial position at March 31, 1998 and December 31, 1997 and the results of operations for the three months ended March 31, 1998 and 1997, respectively. The results of operations are not necessarily indicative of results for a full year.

   These financial statements should be read in conjunction with the financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission pursuant to Section 15(d) of the Securities Exchange Act of 1934. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations.

2. INVENTORIES, NET (Unaudited)

   Inventories consist of the following (in thousands):

                                                    MARCH 31,                  December 31,
                                                       1998                        1997
                                              --------------------         ------------------
Raw materials                                           $  391                     $  333
Finished goods                                           2,630                      2,215
                                              --------------------         ------------------
                                                        $3,021                     $2,548
                                              ====================         ==================

          Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method. Inventories are reflected net of reserves of $150,000 at March 31, 1998 and $250,000 at December 31, 1997.


3.        NET LOSS PER SHARE

          Basic net loss per share is determined by dividing the net loss by the weighted average number of common shares outstanding during the period. All common stock equivalents have been excluded from weighted average shares outstanding for calculating diluted net loss per share. During the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). FAS 128 replaces primary and fully diluted earnings per share with basic and diluted earnings per share. The adoption of this standard had no effect on the Company's per share calculation as the Company has incurred net losses since inception.

PART I ITEM 2

OPTA FOOD INGREDIENTS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

INTRODUCTION:

Opta Food Ingredients, Inc. ("Opta" or the "Company") is a fully integrated developer, manufacturer and marketer of proprietary food ingredients used by consumer food companies to improve the nutritional content, healthfulness and taste of a wide variety of foods. The Company modifies inexpensive raw materials and produces natural food ingredients that can be considered Generally Recognized as Safe ("GRAS") under current FDA regulations.

The Company began shipping its first product, EverFresh, in November 1991, acquired an oat fiber business in June 1992 and launched Opta Oat Fibers in September 1992, began shipping OptaGrade in the fourth quarter of 1993, commercialized CrystaLean and OptaFil in 1994 and introduced OptaMist, Optex and OptaGlaze in June 1996. The Company currently derives substantially all of its revenue from its Opta Oat Fibers and OptaGrade products. The Company has not been profitable since inception and expects to incur additional losses. This discussion should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and the accompanying unaudited condensed financial statements and notes for the three months ended March 31, 1998 and 1997, respectively.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997:

Revenue. Revenue for the three months ended March 31, 1998 was $2.4 million, representing an increase of $396,000 or 19% in comparison to $2.0 million for the comparable 1997 quarter. The increase in 1998 first quarter revenue was largely the result of increased demand from two of the Company's major customers.

OPTA FOOD INGREDIENTS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Cost of Revenue. Cost of revenue for the three months ended March 31, 1998 was $1.8 million, representing an increase of $236,000 or 15% in comparison to $1.6 million for the comparable 1997 quarter. Cost of revenue as a percentage of revenue decreased to 74% for the first quarter of 1998 as compared to 77% in the first quarter of 1997. This percentage decrease was largely the result of certain improvements in Opta Oat Fibers margins resulting from operating efficiencies as well as a reduction in manufacturing costs. Opta is attempting to further reduce its cost of revenue as a percentage of revenue in 1998 due to manufacturing efficiencies gained from increased production volume, although there is no assurance that such reductions will be realized.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 1998 were $909,000 representing a decrease of $119,000 or 12% in comparison to $1.0 million for the comparable 1997 quarter. The decrease in SG&A expenses was principally due to a reduction in consulting costs.

Research and Development Expenses. Research and development ("R&D") expenses for the three months ended March 31, 1998 were $880,000 representing a decrease of $114,000 or 11% in comparison to $994,000 for the comparable 1997 quarter. The decrease in R&D expenses was the result of start-up costs of the Galesburg facility incurred in the 1997 quarter.

Other Income. Other income for the three months ended March 31, 1998 was $330,000, representing a decrease of $35,000 or 10% in comparison to $365,000 for the comparable 1997 quarter. The decrease is primarily the result of interest earned on decreased cash and cash equivalents during the first quarter of 1998 as compared to the first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES:

At March 31, 1998, the Company had $31.4 million in cash and cash equivalents and $33.4 million of working capital. The Company used approximately $1.9 million of cash in operations during the three months ended March 31, 1998, compared with approximately $781,000 used in the comparable 1997 quarter. The Company expects to incur significant operating losses as it continues to increase its investment in the development, production and marketing of its new and existing products. The Company intends to fund its operating losses principally through product sales, existing cash and cash equivalents, short term investments, and long and short term debt.

Capital expenditures were $41,000 and $338,000 for the three months ended March 31, 1998 and 1997, respectively. The higher level of capital expenditures for the first quarter of 1997 was related to the renovation of the Company's Galesburg facility.

OPTA FOOD INGREDIENTS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The Company's various debt agreements contain covenants that restrict the Company's ability to participate in merger discussions, pay dividends, limit annual capital expenditures, invest in certain types of securities and obtain additional debt financing without bank approval. The Company was in compliance with respect to all covenants and restrictions in its loan agreements at March 31, 1998.

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

OPTA FOOD INGREDIENTS, INC.

PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

Items 1, 2, 3, 4, 5 and 6(b) - Not Applicable.

ITEM 6 (A)    EXHIBITS

  (11) Basic and diluted net loss per share computation (in thousands, except per share data):

                                                        FOR THE THREE MONTHS
                                                           ENDED MARCH 31,
                                                  --------------------------------
                                                       1998              1997
                                                  -------------     --------------
Net loss                                                ($833)          ($1,191)
                                                  =============     ==============
Weighted average shares outstanding                    11,080            10,977
                                                  =============     ==============
Basic and diluted net loss per share                    ($.08)            ($.11)
                                                  =============     ==============

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



                                  Opta Food Ingredients, Inc.
                                  ---------------------------
                                     (Registrant)



DATE: May 8, 1998              BY: /s/Lewis C. Paine, III
                                  -------------------------
                                  Lewis C. Paine, III
                                  Chairman of the Board, President and
                                  Chief Executive Officer
                                  (principal executive officer)



DATE: May 8, 1998              BY: /s/Scott A. Kumf
                                  -------------------------
                                  Scott A. Kumf
                                  Chief Financial Officer,
                                  Vice President Administration and Treasurer
                                  (principal financial and accounting officer)