Form 10-Q
period 1998-06-30
OPTA FOOD INGREDIENTS INC /DE
filed 1998-07-31
CIK 883326

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                   FORM 10-Q


               Quarterly report pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


   FOR THE QUARTER ENDED JUNE 30, 1998           COMMISSION FILE NO. 0-19811


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


Number of shares outstanding of each of the issuer's classes of common stock as of July 31, 1998:

COMMON STOCK, PAR VALUE $.01                      11,082,833 SHARES OUTSTANDING

OPTA FOOD INGREDIENTS, INC.

FORM 10-Q
-------------------------------------------------------------------------------

                          Quarter Ended June 30, 1998
                               Table of Contents


                                                                         Page
                                                                        Number
                                                                        ------

Part I - Financial Information
------------------------------

Item 1 - Financial Statements

  Condensed Balance Sheet
    June 30, 1998 (Unaudited) and December 31, 1997                       3
  Condensed Statement of Operations for the
    Three and Six Months Ended June 30, 1998 and 1997 (Unaudited)         4
  Condensed Statement of Cash Flows for the
    Six Months Ended June 30, 1998 and 1997 (Unaudited)                   5
  Notes to Condensed Unaudited Financial Statements                       6

Item 2 - Management's Discussion and Analysis of
  Financial Condition and Results of Operations                           7


Part II - Other Information
---------------------------

  Item 1 through Item 6                                                  10

  Signatures                                                             12

OPTA FOOD INGREDIENTS, INC.

CONDENSED BALANCE SHEET (in thousands)
-----------------------------------------------------------------------------------------------------

                                                              JUNE 30,                 DECEMBER 31,
                                                                1998                       1997
                                                        ------------------        -------------------
                                                            (Unaudited)

ASSETS
Current assets:
   Cash and cash equivalents                                      $ 30,305                   $ 33,689
   Accounts receivable, net                                          2,152                      1,409
   Inventories, net (Note 2)                                         2,908                      2,548
   Prepaid expenses and other current assets                           318                        162
                                                        ------------------        -------------------

        Total current assets                                        35,683                     37,808

 Fixed assets, net                                                  11,890                     12,208
 Patents and trademarks, net                                           707                        791
 Other assets                                                           84                        158
                                                        ------------------        -------------------

                                                                  $ 48,364                   $ 50,965
                                                        ==================        ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long term debt                              $    837                   $  1,485
   Accounts payable                                                  1,212                      1,303
   Accrued expenses                                                    800                      1,059
                                                        ------------------        -------------------

       Total current liabilities                                     2,849                      3,847

 Long term debt                                                      2,525                      2,625


Stockholders' equity:
   Common stock                                                        111                        111
   Additional paid-in capital                                       79,697                     79,681
   Accumulated deficit                                             (36,818)                   (35,299)
                                                        ------------------        -------------------
Total stockholders' equity                                          42,990                     44,493
                                                        ------------------        -------------------

                                                                  $ 48,364                   $ 50,965
                                                        ==================        ===================

OPTA FOOD INGREDIENTS, INC.

CONDENSED STATEMENT OF OPERATIONS (in thousands, except per share data)
-----------------------------------------------------------------------------------------------------
(Unaudited)


                                          FOR THE THREE MONTHS ENDED                FOR THE SIX MONTHS ENDED
                                                   JUNE 30,                                 JUNE 30,
                                      ------------------------------------      ---------------------------------
                                            1998                1997                  1998               1997
                                      -------------     ------------------      -------------     ---------------

Product revenue                             $ 3,152               $  2,413           $  5,581            $  4,446

Cost and expenses:
  Cost of revenue                             2,343                  1,917              4,146               3,484
  Selling, general and administrative           952                    994              1,861               2,022
  Research and development                      895                  1,114              1,775               2,108
                                      -------------     ------------------                        ---------------
                                              4,190                  4,025              7,782               7,614
                                      -------------     ------------------      -------------     ---------------

Loss from operations                         (1,038)                (1,612)            (2,201)             (3,168)
                                      -------------     ------------------      -------------     ---------------

Other income (expense):
  Interest income                               408                    477                843                 957
  Interest expense                              (77)                  (112)              (157)               (227)
  Other income (expense), net                    21                     (2)                (4)                 (2)
                                      -------------     ------------------      -------------     ---------------

Net loss                                     ($ 686)               ($1,249)           ($1,519)            ($2,440)
                                      =============     ==================      =============     ===============

Basic and diluted net loss per share          ($.06)                 ($.11)             ($.14)              ($.22)
                                      =============     ==================      =============     ===============

Weighted average shares outstanding          11,081                 11,002             11,080              10,990
                                      =============     ==================      =============     ===============


OPTA FOOD INGREDIENTS, INC.

CONDENSED STATEMENT OF CASH FLOWS (in thousands)
-----------------------------------------------------------------------------------------------------
(Unaudited)

                                                                    FOR THE SIX MONTHS ENDED
                                                                           JUNE 30,
                                                        ----------------------------------------------
                                                               1998                       1997
                                                        ------------------        --------------------
Cash flows from operating activities:
  Net loss                                                         ($1,519)                    ($2,440)
  Adjustments to reconcile net loss to cash used
    in operating activities:
    Depreciation and amortization                                      705                         623
    Forgiveness of notes receivable                                     20                          20
    Change in assets and liabilities:
      Increase in accounts receivable, net                            (744)                       (373)
      (Increase) decrease in inventories, net                         (360)                        719
      Increase in other assets                                        (156)                       (161)
      Increase (decrease) in accounts payable                          (91)                        232
      Increase (decrease) in accrued expenses                         (259)                        168
      Decrease in deferred revenue                                       -                         (90)
      Increase in other liabilities                                      -                          10
                                                        ------------------        --------------------
  Total adjustments                                                   (885)                      1,148
                                                        ------------------        --------------------


Net cash used in operating activities                               (2,404)                     (1,292)

Cash flows from investing activities:
  Purchase of short term investments                                     -                      (3,944)
  Sale of short term investments                                         -                         642
  Purchase of fixed assets                                            (274)                     (1,064)
  Increase in patents and trademarks                                   (28)                        (54)
  Decrease in other assets                                              54                           -
                                                        ------------------        --------------------

Net cash used in investing activities                                 (248)                     (4,420)

Cash flows from financing activities:
  Proceeds from issuance of common stock                                16                         667
  Prinicipal payments on long term debt                               (748)                       (752)
                                                        ------------------        --------------------

Net cash used in financing activities                                 (732)                        (85)
                                                        ------------------        --------------------

Net decrease in cash and cash equivalents                           (3,384)                     (5,797)
Cash and cash equivalents at beginning of period                    33,689                      37,605
                                                        ------------------        --------------------

Cash and cash equivalents at end of period                         $30,305                     $31,808
                                                        ==================        ====================

OPTA FOOD INGREDIENTS, INC.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

   The condensed financial statements of Opta Food Ingredients, Inc. (the "Company" or "Opta") include, in the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair statement of the Company's financial position at June 30, 1998 and December 31, 1997 and the results of operations for the three and six months ended June 30, 1998 and 1997, respectively. The results of operations are not necessarily indicative of results for a full year.

   These financial statements should be read in conjunction with the financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission pursuant to Section 13 of the Securities Exchange Act of 1934. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations.

2. INVENTORIES, NET (Unaudited)

  Inventories consist of the following (in thousands):

                                                     JUNE 30,                  December 31,
                                                       1998                        1997
                                              --------------------         ------------------

Raw materials                                               $  414                     $  333
Finished goods                                               2,494                      2,215
                                              --------------------         ------------------

                                                            $2,908                     $2,548
                                              ====================         ==================

   Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method. Inventories are reflected net of reserves of $125,000 at June 30, 1998 and $250,000 at December 31, 1997.


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

PART I ITEM 2

OPTA FOOD INGREDIENTS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
-------------------------------------------------------------------------------


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

The Company began shipping its first product, EverFresh/R/, in November 1991, acquired an oat fiber business in June 1992 and launched Opta/R/ Oat Fibers in September 1992, began shipping OptaGrade/R/ in the fourth quarter of 1993, commercialized CrystaLean/R/ and OptaFil/R/ in 1994 and introduced OptaMist/TM/, Optex/R/ and OptaGlaze/R/ in June 1996. The Company currently derives substantially all of its revenue from its Opta Oat Fibers and OptaGrade products. The Company has not been profitable since inception and expects to incur additional losses. This discussion should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and the accompanying unaudited condensed financial statements and notes thereto.

The following Discussion and Analysis of the Company's Financial Condition and Results of Operations may contain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from historical results or the Company's expectations as expressed in such forward-looking statements. Factors which could cause actual results to differ from these expectations include the size and timing of significant orders, as well as deferral of orders, over which the Company has no control; the extended product testing cycles of the Company's potential customers; the variation in the Company's sales cycles from customer to customer; increased competition posed by food ingredient manufacturers; changes in pricing policies by the Company and its competitors; the adequacy of existing, or the need to secure or build
additional   manufacturing capacity in order to meet the demand for the
Company's products; the Company's success in expanding its sales and marketing programs and its ability to gain increased market acceptance for its existing product lines; the Company's ability to timely develop and introduce new products in its pipeline at acceptable costs; the ability to scale up and successfully produce its products; the potential for significant quarterly variations in the mix of sales among the Company's products; the gain or loss of significant customers; shortages in the availability of raw materials from the Company's suppliers; the impact of new government regulations on food products; and general economic conditions.

OPTA FOOD INGREDIENTS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)
-------------------------------------------------------------------------------

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997:

Revenue. Revenue for the three months ended June 30, 1998 was $3,152,000, representing an increase of $739,000 or 31% in comparison to $2,413,000 for the comparable 1997 quarter. The increase in 1998 revenue was largely the result of increased demand from one of the Company's existing major customers as well as the addition of a new major customer during the second quarter of 1998.

Cost of revenue. Cost of revenue for the three months ended June 30, 1998 was $2,343,000, representing an increase of $426,000 or 22% in comparison to $1,917,000 for the comparable 1997 quarter. Cost of revenue as a percentage of revenue decreased to 74% for the second quarter of 1998 as compared to 79% in the second quarter of 1997. This percentage decrease was largely the result of certain improvements in Opta Oat Fibers margins resulting from operating efficiencies as well as a reduction in manufacturing costs.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses for the three months ended June 30, 1998 were $952,000, representing a decrease of $42,000 or 4% in comparison to $994,000 for the comparable 1997 quarter. The decrease in SG&A was principally due to a reduction in consulting costs offset by an increase in public/investor relations costs.

Research and Development Expenses. Research and development ("R&D") expenses for the three months ended June 30, 1998 were $895,000, representing a decrease of $219,000 or 20% in comparison to the comparable 1997 quarter. The decrease in R&D expenses is the result of initial start-up costs of the Galesburg, Illinois production facility incurred during 1997.

Other Income. Other income for the three months ended June 30, 1998 was $352,000, representing a decrease of $11,000 or 3% in comparison to $363,000 for the comparable 1997 quarter. The decrease is due to decreased interest earned on reduced amounts of cash and cash equivalents offset in part by decreased interest paid on lower long term debt during the second quarter of 1998 as compared to the comparable 1997 quarter.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997:

Revenue. Revenue for the six months ended June 30, 1998 was $5,581,000, representing an increase of $1,135,000 or 26% in comparison to $4,446,000 for first six months of 1997. The increase in 1998 revenue was largely the result of increased demand from two of the Company's existing major customers as well as the addition of a new major customer during the second quarter of 1998.

Cost of Revenue. Cost of revenue for the six months ended June 30, 1998 was $4,146,000, representing an increase of $662,000 or 19% in comparison to $3,484,000 for the comparable 1997 period. Cost of revenue as a percentage of revenue decreased to 74% in 1998 as compared to 78% in 1997. This percentage decrease was largely the result of certain improvements in Opta Oat Fibers margins resulting from operating efficiencies as well as a reduction in manufacturing costs.

OPTA FOOD INGREDIENTS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)
-------------------------------------------------------------------------------

Selling, General and Administrative Expenses. SG&A expenses for the six months ended June 30, 1998 were $1,861,000, representing a decrease of $161,000 or 8% in comparison to $2,022,000 for the comparable 1997 period. The decrease in SG&A expenses was principally due to a reduction in consulting costs offset by an increase in public/investor relations costs.

Research and Development Expenses. R&D expenses for the six months ended June 30, 1998 were $1,775,000, representing a decrease of $333,000 or 16% in comparison to the comparable 1997 period. The higher R&D expense in 1997 reflects the initial start-up costs of the Galesburg production facility.

Other Income. Other income for the six months ended June 30, 1998 was $682,000, representing a decrease of $46,000 or 6% in comparison to $728,000 for the comparable 1997 period. The decrease is due to decreased interest earned on reduced amounts of cash and cash equivalents offset in part by decreased interest paid on lower long term debt during the first six months of 1998 as compared to the comparable 1997 period.

LIQUIDITY AND CAPITAL RESOURCES:

At June 30, 1998, the Company had $30,305,000 in cash and cash equivalents and $32,834,000 of working capital. The Company used approximately $2,404,000 of cash in operations during the six months ended June 30, 1998 compared with approximately $1,292,000 used in the comparable 1997 period. The Company expects to incur significant operating losses as it continues to increase its investment in the development, production and marketing of its new and existing products. The Company intends to fund its operating losses principally through product sales, existing cash and cash equivalents, short term investments, and long and short term debt.

Capital expenditures were $274,000 and $1,064,000 for the six months ended June 30, 1998 and 1997, respectively. The higher level of capital expenditures in 1997 was related to the renovation of the Company's Galesburg facility.

The Company's various debt agreements contain covenants that restrict the Company's ability to participate in merger discussions, pay dividends, limit annual capital expenditures, invest in certain types of securities and obtain additional debt financing without bank approval. The Company was in compliance with respect to all covenants and restrictions in its loan agreements at June 30, 1998.

The Company believes that continued expenditure of funds will be necessary to support its anticipated growth. The Company believes that its existing cash and cash equivalents, short term investments, long and short term debt and product sales will be adequate to fund its planned operations, capital requirements and expansion needs through at least 1998. However, the Company may require additional capital in the longer term, which it may seek through equity or debt financing, equipment lease financing or funds from other sources. No assurance can be given that these funds will be available to the Company on acceptable terms, if at all. In addition, because of the Company's need for funds to support future operations, it may seek to obtain capital when conditions are favorable, even if it does not have an immediate need for additional capital at such time.

OPTA FOOD INGREDIENTS, INC.

PART II - OTHER INFORMATION
-------------------------------------------------------------------------------

Items 1, 2, 3 and 6(b) - Not Applicable.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Annual Meeting of Opta Food Ingredients, Inc. was held on Tuesday, May 19, 1998.

     (b) The following individuals were elected to the Board of Directors for a term expiring in 1999:

                           Shares voted in favor  Votes withheld
                           ---------------------  --------------
A. S. Clausi                           9,013,700         815,396
Anthony B. Evnin                       9,000,785         828,311
Harry Fields                           9,015,835         813,261
Glynn C. Morris                        9,016,285         812,811
Charles W. Newhall, III                9,016,085         813,011
Lewis C. Paine, III                    8,999,178         829,918
Frederic Stevenin                      9,015,635         813,461

There were no broker non-votes.

     (c) The stockholders approved an amendment to the 1992 Employee, Director and Consultant Stock Option Plan ("Plan") to increase the Company's Common Stock available for issuance under the Plan by 250,000 shares by a vote of 6,120,675 for, 3,376,909 against and 331,512 abstaining, with no broker non-votes.

     (d) The stockholders approved the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for fiscal year 1998 by a vote of 9,769,758 for, 52,355 against and 6,983 abstaining, with no broker non-votes.

ITEM 5    OTHER INFORMATION

     Stockholders who wish to have their proposals presented at the 1999 Annual Meeting of Stockholders must deliver such proposals in writing to the Secretary of the Company at the Company's principal executive offices no later than December 18, 1998 for inclusion in the Company's Proxy Statement and Form of Proxy relating to that meeting. Stockholders who do not wish to include their proposals in such Proxy Statement and Form of Proxy but who wish to present proposals at the Company's 1999 Annual Meeting of Stockholders must notify the Secretary of the Company in writing at the Company's principal executive offices no later than March 20, 1999 in order for their proposals to be considered timely for purposes of Rule 14a-4 under the Securities Exchange Act of 1934, as amended.

ITEM 6 (A)    EXHIBITS

     (11) Basic and diluted net loss per share computation (in thousands, except per share data):

                                                      FOR THE THREE MONTHS ENDED               FOR THE SIX MONTHS ENDED
                                                              June 30,                                  JUNE 30,
                                                  -----------------------------------      ----------------------------------
                                                        1998                1997                 1998               1997
                                                  -------------     -----------------      -------------     ----------------
Net loss                                                ($  686)              ($1,249)           ($1,519)             ($2,440)
                                                  =============     =================      =============     ================

Weighted average shares outstanding                      11,081                11,002             11,080               10,990
                                                  =============     =================      =============     ================

Basic and diluted net loss per share                      ($.06)                ($.11)             ($.14)               ($.22)
                                                  =============     =================      =============     ================

     All common stock equivalents have been excluded from weighted average shares outstanding for the purpose of calculating diluted net loss per share.

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



                                  Opta Food Ingredients, Inc.
                                  ---------------------------
                                     (Registrant)



DATE: July 31, 1998               BY: /s/ Lewis C. Paine, III
                                      -----------------------
                                      Lewis C. Paine, III
                                      Chairman of the Board, President and
                                      Chief Executive Officer
                                      (principal executive officer)



DATE: July 31, 1998               BY: /s/ Scott A. Kumf
                                      -----------------
                                      Scott A. Kumf
                                      Chief Financial Officer,
                                      Vice President Administration and
                                      Treasurer (principal financial and
                                      accounting officer)