Form 10-Q
period 1998-09-30
OPTA FOOD INGREDIENTS INC /DE
filed 1998-11-12
CIK 883326

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                   FORM 10-Q


  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                   FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                          COMMISSION FILE NO. 0-19811
                                              -------


                          OPTA FOOD INGREDIENTS, INC.
            (Exact Name of Registrant as Specified in its Charter)


 DELAWARE                                                 04-3117634
 --------                                                 ----------
(State of Incorporation)                    (I.R.S. Employer Identification No.)


25 WIGGINS AVENUE, BEDFORD, MA                              01730
------------------------------                              -----
(Address of Principal Executive Offices)                  (Zip Code)


                                (781) 276-5100
                                --------------
               Registrant's Telephone No., Including Area Code:


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                           YES  X           NO______
                              -----



As of October 31, 1998, the registrant had 11,088,343 shares of common stock outstanding.

OPTA FOOD INGREDIENTS, INC.

FORM 10-Q
--------------------------------------------------------------------------------

                       Quarter Ended September 30, 1998
                               Table of Contents

                                                                       Page
                                                                      Number
                                                                      ------
Part I - Financial Information
------------------------------

Item 1 - Financial Statements

  Condensed Balance Sheet
    September 30, 1998 (Unaudited) and December 31, 1997               3
  Condensed Statement of Operations (Unaudited)
    for the Three and Nine Months Ended September 30, 1998 and 1997    4
  Condensed Statement of Cash Flows (Unaudited)
    for the Nine Months Ended September 30, 1998 and 1997              5
  Notes to Condensed Unaudited Financial Statements                    6

Item 2 - Management's Discussion and Analysis of
  Financial Condition and Results of Operations                        7

Part II - Other Information
---------------------------

  Item 1 through Item 6                                               11

  Signatures                                                          12

OPTA FOOD INGREDIENTS, INC.

CONDENSED BALANCE SHEET (in thousands)
--------------------------------------------------------------------------------

                                                             SEPTEMBER 30,              DECEMBER 31,
                                                                1998                       1997
                                                        ------------------        -------------------
                                                            (Unaudited)
ASSETS
 Current assets:
   Cash and cash equivalents                                      $ 30,211                   $ 33,689
   Accounts receivable, net                                          1,802                      1,409
   Inventories (Note 2)                                              2,230                      2,548
   Prepaid expenses and other current assets                           272                        162
                                                        ------------------        -------------------

        Total current assets                                        34,515                     37,808

 Fixed assets, net                                                  12,199                     12,208
 Patents and trademarks, net                                           661                        791
 Other assets                                                           86                        158
                                                        ------------------        -------------------

                                                                  $ 47,461                   $ 50,965
                                                        ==================        ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long term debt                              $    584                   $  1,485
   Accounts payable                                                    931                      1,303
   Accrued expenses                                                    992                      1,059
                                                        ------------------        -------------------

       Total current liabilities                                     2,507                      3,847

 Long term debt                                                      2,426                      2,625

Stockholders' equity:
   Common stock                                                        111                        111
   Additional paid-in capital                                       79,723                     79,681
   Accumulated deficit                                             (37,306)                   (35,299)
                                                        ------------------        -------------------
Total stockholders' equity                                          42,528                     44,493
                                                        ------------------        -------------------

                                                                  $ 47,461                   $ 50,965
                                                        ==================        ===================

OPTA FOOD INGREDIENTS, INC.
CONDENSED STATEMENT OF OPERATIONS (in thousands, except per share data)
-----------------------------------------------------------------------------------------------------------------
(Unaudited)


                                          FOR THE THREE MONTHS ENDED             FOR THE NINE MONTHS  ENDED
                                                 SEPTEMBER 30,                        ENDED SEPTEMBER 30,
                                      -----------------------------------      ---------------------------------
                                           1998                1997                1998                1997
                                      -------------     -----------------      -------------     ---------------
Product revenue                             $ 4,133               $ 2,209          $   9,714           $   6,655

Cost and expenses:
  Cost of revenue                             3,112                 1,674              7,258               5,158
  Selling, general and administrative           939                   862              2,800               2,884
  Research and development                      926                 1,034              2,701               3,142
                                      -------------     -----------------      -------------     ---------------
                                              4,977                 3,570             12,759              11,184
                                      -------------     -----------------      -------------     ---------------

Loss from operations                          ( 844)               (1,361)            (3,045)             (4,529)

Other income (expense):
  Interest income                               397                   477              1,240               1,434
  Interest expense                              (57)                  (99)              (214)               (326)
  Other income, net                              16                    12                 12                  10
                                      -------------     -----------------      -------------     ---------------

Net loss                                     ($ 488)               ($ 971)          ($ 2,007)           ($ 3,411)
                                      =============     =================      =============     ===============

Basic and diluted net loss per share         ($ .04)               ($ .09)            ($ .18)             ($ .31)
                                      =============     =================      =============     ===============

Weighted average shares outstanding          11,088                11,078             11,083              11,019
                                      =============     =================      =============     ===============

OPTA FOOD INGREDIENTS, INC.

CONDENSED STATEMENT OF CASH FLOWS (in thousands)
------------------------------------------------------------------------------------------------------
(Unaudited)

                                                                 FOR THE NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                        ----------------------------------------------
                                                                1998                       1997
                                                        ------------------        --------------------
Cash flows from operating activities:
  Net loss                                                        ($ 2,007)                    ($3,411)
  Adjustments to reconcile net loss to cash used
    in operating activities:
    Depreciation and amortization                                    1,059                         936
    Forgiveness of notes receivable                                     20                          20
    Change in assets and liabilities:
      Increase in accounts receivable, net                            (393)                       (136)
      Decrease in inventories, net                                     318                       1,119
      Increase in other assets                                        (110)                        (28)
      Decrease in accounts payable                                    (372)                        (72)
      Increase (decrease) in accrued expenses                          (67)                        192
      Decrease in other liabilities                                      -                        (115)
                                                        ------------------        --------------------
  Total adjustments                                                    455                       1,916
                                                        ------------------        --------------------


Net cash used in operating activities                               (1,552)                     (1,495)

Cash flows from investing activities:
  Purchase of short term investments                                     -                      (3,944)
  Sale of short term investments                                         -                       4,586
  Purchase of fixed assets                                            (878)                     (1,179)
  Increase in patents and trademarks                                   (42)                        (87)
  (Increase) decrease in other assets                                   52                        (153)
                                                        ------------------        --------------------

Net cash used in investing activities                                 (868)                       (777)

Cash flows from financing activities:
  Proceeds from issuance of common stock                                42                         677
  Prinicipal payments on long term debt                             (1,100)                     (1,127)
                                                        ------------------        --------------------

Net cash used in financing activities                               (1,058)                       (450)
                                                        ------------------        --------------------

Net decrease in cash and cash equivalents                           (3,478)                     (2,722)
Cash and cash equivalents at beginning of period                    33,689                      37,605
                                                        ------------------        --------------------

Cash and cash equivalents at end of period                       $  30,211                    $ 34,883
                                                        ==================        ====================

OPTA FOOD INGREDIENTS, INC.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION

     The condensed financial statements of Opta Food Ingredients, Inc. (the "Company" or "Opta") include, in the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair statement of the Company's financial position at September 30, 1998 and December 31, 1997 and the results of operations for the three and nine months ended September 30, 1998 and 1997, respectively. The results of operations are not necessarily indicative of results for a full year.

     These financial statements should be read in conjunction with the financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission pursuant to Section 13 of the Securities Exchange Act of 1934. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations.

2.   INVENTORIES (Unaudited)

     Inventories consist of the following (in thousands):

                                     SEPTEMBER 30,                DECEMBER 31,
                                          1998                        1997
                                 --------------------         ------------------
      Raw materials                            $  527                     $  333
      Finished goods                            1,703                      2,215
                                 --------------------         ------------------

                                               $2,230                     $2,548
                                 ====================         ==================

     Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method. Inventories are reflected net of reserves of $93,000 at September 30, 1998 and $250,000 at December 31, 1997.

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

PART I ITEM 2

OPTA FOOD INGREDIENTS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

INTRODUCTION:

Opta Food Ingredients, Inc. ("Opta" or the "Company") is a fully integrated developer, manufacturer and marketer of proprietary food ingredients used by consumer food companies to improve the nutritional content, healthfulness, texture and taste of a wide variety of foods. The Company modifies inexpensive raw materials and produces natural food ingredients that can be considered Generally Recognized as Safe ("GRAS") under current Food and Drug Administration ("FDA") regulations.

The Company began shipping its first product, EverFresh(R), in November 1991, acquired an oat fiber business in June 1992 and launched Opta(R) Oat Fibers in September 1992, began shipping OptaGrade(R) in the fourth quarter of 1993, commercialized CrystaLean(R) and OptaFil(R) in 1994, introduced OptaMist(R), Optex(R) and OptaGlaze(R) in June 1996 and Opta(R) Baking Gloss in May 1998. The Company currently derives substantially all of its revenue from its Opta Oat Fibers and OptaGrade products. The Company has not been profitable since inception and expects to incur additional losses. This discussion should be read in conjunction with the accompanying unaudited condensed financial statements and notes thereto and the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

The following Discussion and Analysis of the Company's Financial Condition and Results of Operations may contain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from historical results or the Company's expectations as expressed in such forward-looking statements. Factors which could cause actual results to differ from these expectations include the size and timing of significant orders, as well as deferral of orders, over which the Company has no control; the extended product testing cycles of the Company's potential customers; the variation in the Company's sales cycles from customer to customer; increased competition posed by food ingredient manufacturers; changes in pricing policies by the Company and its competitors; the adequacy of existing, or the need to secure or build additional manufacturing capacity in order to meet the demand for the Company's products; the Company's success in expanding its sales and marketing programs and its ability to gain increased market acceptance for its existing product lines; the Company's ability to timely develop and successfully introduce new products in its pipeline at acceptable costs; the ability to scale up and successfully produce its products; the potential for significant quarterly variations in the mix of sales among the Company's products; the gain or loss of significant customers; shortages in the availability of raw materials from the Company's suppliers; the impact of new government regulations on food products; and general economic conditions.

OPTA FOOD INGREDIENTS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997:

Revenue. Revenue for the three months ended September 30, 1998 was $4,133,000, representing an increase of $1,924,000 or 87% in comparison to $2,209,000 for the comparable 1997 quarter. The increase in 1998 revenue was largely the result of increased demand from two of the Company's major customers during the third quarter of 1998.

Cost of revenue. Cost of revenue for the three months ended September 30, 1998 was $3,112,000, representing an increase of $1,438,000 or 86% in comparison to $1,674,000 for the comparable 1997 quarter. Cost of revenue as a percentage of revenue decreased to 75% for the third quarter of 1998 as compared to 76% in the third quarter of 1997. This percentage decrease was largely the result of certain improvements in Opta Oat Fibers margins resulting from production efficiencies as well as a reduction in manufacturing costs.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses for the three months ended September 30, 1998 were $939,000, representing an increase of $77,000 or 9% in comparison to $862,000 for the comparable 1997 quarter. The increase in SG&A expenses was principally due to an increase in public/investor relations costs during the third quarter of 1998.

Research and Development Expenses. Research and development ("R&D") expenses for the three months ended September 30, 1998 were $926,000, representing a decrease of $108,000 or 10% in comparison to the comparable 1997 quarter. The decrease in R&D expenses is the result of initial start-up costs of the Galesburg, Illinois production facility incurred during 1997.

Other Income. Other income for the three months ended September 30, 1998 was $356,000, representing a decrease of $34,000 or 9% in comparison to $390,000 for the comparable 1997 quarter. The decrease is due to decreased interest income on reduced amounts of cash and cash equivalents offset in part by decreased interest expense on lower long term debt during the third quarter of 1998 as compared to the comparable 1997 quarter.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997:

Revenue. Revenue for the nine months ended September 30, 1998 was $9,714,000, representing an increase of $3,059,000 or 46% in comparison to $6,655,000 for first nine months of 1997. The increase in 1998 revenue was largely the result of increased demand from two of the Company's existing major customers as well as the addition of a new major customer during the second quarter of 1998.

Cost of Revenue. Cost of revenue for the nine months ended September 30, 1998 was $7,258,000, representing an increase of $2,100,000 or 41% in comparison to $5,158,000 for the comparable 1997 period. Cost of revenue as a percentage of revenue decreased to 75% in 1998 as compared to 78% in 1997. This percentage decrease was largely the result of certain improvements in Opta Oat Fibers margins resulting from production efficiencies as well as a reduction in manufacturing costs.

OPTA FOOD INGREDIENTS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

Selling, General and Administrative Expenses. SG&A expenses for the nine months ended September 30, 1998 were $2,800,000, representing a decrease of $84,000 or 3% in comparison to $2,884,000 for the comparable 1997 period. The decrease in SG&A expenses was principally due to a reduction in consulting costs offset by an increase in public/investor relations costs.

Research and Development Expenses. R&D expenses for the nine months ended September 30, 1998 were $2,701,000, representing a decrease of $441,000 or 14% in comparison to the comparable 1997 period. The higher R&D expense during 1997 reflects the initial start-up costs of the Galesburg production facility.

Other Income. Other income for the nine months ended September 30, 1998 was $1,038,000, representing a decrease of $80,000 or 7% in comparison to $1,118,000 for the comparable 1997 period. The decrease is due to decreased interest income on reduced amounts of cash and cash equivalents offset in part by decreased interest expense on lower long term debt during the first nine months of 1998 as compared to the comparable 1997 period.

LIQUIDITY AND CAPITAL RESOURCES:

At September 30, 1998, the Company had $30,211,000 in cash and cash equivalents and $32,008,000 of working capital. The Company used approximately $1,552,000 of cash in operations during the nine months ended September 30, 1998 compared with approximately $1,495,000 used in the comparable 1997 period. The Company expects to incur significant operating losses as it continues to increase its investment in the development, production and marketing of its new and existing products. The Company intends to fund its operating losses principally through product sales, existing cash and cash equivalents, short term investments, and long and short term debt.

Capital expenditures were $878,000 and $1,179,000 for the nine months ended September 30, 1998 and 1997, respectively. The higher level of capital expenditures in 1997 was related to the renovation of the Company's Galesburg facility. The Company's various debt agreements contain covenants that restrict the Company's ability to participate in merger discussions, pay dividends, limit annual capital expenditures, invest in certain types of securities and obtain additional debt financing without bank approval. The Company was in compliance with respect to all covenants and restrictions in its loan agreements at September 30, 1998.

The Company believes that continued expenditure of funds will be necessary to support its anticipated growth. The Company believes that its existing cash and cash equivalents, short term investments, long and short term debt and product sales will be adequate to fund its planned operations, capital requirements and expansion needs through at least 1999. However, the Company may require additional capital in the longer term, which it may seek through equity or debt financing, equipment lease financing or funds from other sources. No assurance can be given that these funds will be available to the Company on acceptable terms, if at all. In addition, because of the Company's need for funds to support future operations, it may seek to obtain capital when conditions are favorable, even if it does not have an immediate need for additional capital at such time.

YEAR 2000 COMPLIANCE:

The Year 2000 issue concerns the ability of certain computerized information systems to properly recognize date sensitive information such as a date using "00" as the year 2000 rather than the year 1900. This could cause systems to fail or miscalculate, causing a disruption of operations. The Company may be at risk both with respect to its own Year 2000 compliance and the Year 2000 compliance of third parties, particularly suppliers of materials and services as well as customers.

The Company relies on computer-based technology and utilizes a variety of third party hardware and software extensively for financial and administrative functions, such as accounting and management information. Based on a recent assessment of Year 2000 issues, the Company has identified and verified that its internal information technology ("IT") systems are Year 2000 compliant, including accounting/financial reporting, manufacturing/production and sales/invoicing systems.

The Company is currently developing a plan to review Year 2000 compliance of its non-IT systems. These systems include equipment or processes used in manufacturing, research and development, telecommunications and general office applications, which may contain embedded technology. All critical non-IT systems are in the process of being reviewed for Year 2000 compliance.

Management believes that the most significant risk to the Company of Year 2000 compliance issues is the effect such issues may have on its major suppliers and customers. The Company is currently evaluating approaches to assess the Year 2000 readiness of such suppliers and customers. Upon completion of this assessment, the Company will undertake an evaluation of the potential effects on its operations of any such non-compliance. Based on such evaluation, the Company will determine the most reasonably likely worst case scenarios arising from Year 2000 non-compliance and contingency plans to respond to such scenarios.

Based on currently available information, management does not believe that the financial impact of the Year 2000 issues discussed above will have a material adverse effect on the Company's financial condition or results of operations; however, because the assessment phase of Year 2000 compliance has not yet been completed, it is uncertain to what extent the Company may be affected by such issues.

OPTA FOOD INGREDIENTS, INC.

PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

Items 1, 2, 3, 4, 5 and 6(b) - Not Applicable.

ITEM 6 (A) EXHIBITS

     (11) Basic and diluted net loss per share computation (in thousands, except per share data):

                                                      FOR THE THREE MONTHS ENDED               FOR THE NINE MONTHS ENDED
                                                             SEPTEMBER 30,                            SEPTEMBER 30,
                                                  -----------------------------------      -----------------------------------
                                                        1998                1997                 1998               1997
                                                  -------------     -----------------      -------------     ----------------
Net loss                                                ($  488)               ($ 971)           ($2,007)             ($3,411)
                                                  =============     =================      =============     ================

Weighted average shares outstanding                      11,088                11,078             11,083               11,019
                                                  =============     =================      =============     ================

Basic and diluted net loss per share                     ($ .04)               ($ .09)            ($ .18)              ($ .31)
                                                  =============     =================      =============     ================

     All common stock equivalents have been excluded from weighted average shares outstanding for the purpose of calculating diluted net loss per share.


     (27) Financial data schedule

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



                                  Opta Food Ingredients, Inc.
                                  ---------------------------
                                     (Registrant)



DATE: November 12, 1998           BY: /s/ Lewis C. Paine, III
                                     ------------------------
                                     Lewis C. Paine, III
                                     Chairman of the Board, President and
                                     Chief Executive Officer
                                     (principal executive officer)



DATE: November 12, 1998           BY: /s/ Scott A. Kumf
                                     ------------------------
                                     Scott A. Kumf
                                     Chief Financial Officer,
                                     Vice President Administration and Treasurer
                                     (principal financial and accounting
                                     officer)