Form 10-K405
period 1998-12-31
OPTA FOOD INGREDIENTS INC /DE
filed 1999-03-24
CIK 883326

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  For the fiscal year ended December 31, 1998

                                      or
[_] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the transition period from ________ to _________.

                        Commission File Number 0-19811
                                               -------

                          OPTA FOOD INGREDIENTS, INC.
                          ---------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                        04-3117634
 ------------------------------                  ------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                         Identification No.)

      25 Wiggins Avenue
    Bedford, Massachusetts                                    01730
 ----------------------------------------        -------------------------------
 (Address of principal executive offices)                   (Zip Code)

      Registrant's telephone number, including area code: (781) 276-5100
                                                          --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $.01 par value per share
                                                             --------------------------------------
                                                                        (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X          No
                                               -------          --------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value, based upon the closing sale price of the shares as reported by the Nasdaq National Market System, of voting stock held by non-affiliates (without admitting that any person whose shares are not included in such calculation is an affiliate) at March 5, 1999 was $24,796,887.

     As of March 5, 1999, 11,123,779 shares of the registrant's Common Stock, $.01 par value per share, were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report on Form 10-K.

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

Item 1. Business

GENERAL
-------
         Opta Food Ingredients, Inc. (referred to herein as the "Company" or "Opta") was incorporated in Delaware on April 23, 1991 and its executive offices are located at 25 Wiggins Avenue, Bedford, Massachusetts 01730. The Company's telephone number is (781) 276-5100 and fax number is (781) 276-5101. Opta, CrystaLean, EverFresh, OptaFil, OptaGlaze, OptaGrade and Optex are registered trademarks of the Company.

         Opta is a leading innovator, manufacturer and marketer of proprietary texturizing products sold to food processors in North America who focus on the dairy, dressings/sauces, meat and baked goods categories. Opta applies advanced enzymology and protein and carbohydrate chemistries to develop innovative food ingredient products such as fat replacers, bulking agents and other texturizing agents that solve specific customer problems. Opta creates its products through the modification of inexpensive, readily available raw materials to produce food ingredients that it considers to be Generally Recognized As Safe ("GRAS") under current U.S. Food and Drug Administration ("FDA") regulations. At December 31, 1998, Opta's products were being used in more than 35 applications by nearly 170 different customers, including five of the ten largest U.S. consumer packaged food companies and three of the world's largest quick service restaurant chains.

INDUSTRY BACKGROUND AND MARKET OPPORTUNITY
------------------------------------------

         The food industry is experiencing an unprecedented period of significant, fundamental change worldwide. The pace of change is accelerating and impacts on every aspect of the food business. Key sectors of the industry are consolidating through mergers and acquisitions. Indeed, 1998 was another record year of food company mergers. Driving forces within the industry have shifted away from the manufacturers to the retailer and, ultimately, to the consumer. Food safety remains the number one concern of consumers. Public sector regulatory agencies as well as private sector consumer associations are becoming more vigilant. Consumer education, recently enacted labeling requirements, and a high level of popular interest in extending and improving the quality of life have greatly increased consumer awareness of food and its role in promoting and maintaining a healthy lifestyle. Since 1994, consumer spending on food prepared outside the home has exceeded consumer spending on food prepared at home. Consumers are demanding foods that are safe, convenient, nutritious, healthful, readily available, competitively priced and that taste great. Food processors are under tremendous pressure to remove undesirable components such as fat and sugar or unwanted additives from foods through reformulation of their products. This trend has now gone a step further. Not only are undesired components being formulated out, but ingredients with purported health benefits are being incorporated into a growing number of everyday foods.

         In the face of these challenges, consumer food and food service companies are seeking ways to increase their ability to respond quickly and effectively to an extremely dynamic marketplace. In addition, as the industry further consolidates and becomes more competitive, pressure has mounted to cut costs. Investment in basic research and new product development by consumer food and foodservice companies over the past decade has not kept pace with these demands. As a result, a "technology gap" now exists between the demand for reformulation of current products and the development of new, healthier foods. This is especially true in the lack of development of new, highly functional food ingredients that deliver the taste and textural attributes that consumers are demanding.

         Opta's strategy is to capture the opportunity represented by this "technology gap" by utilizing its proprietary technologies, know-how and experience to create healthy, safe, inexpensive food ingredients with taste and textural qualities that appeal to consumers. Opta is a customer driven, flexible, responsive food ingredient supplier to consumer food and foodservice companies with particular emphasis on the dairy, baked goods and meat segments of the market. Opta's core expertise in the development, modification and maintenance of specific food textures coupled with the Company's capabilities in new ingredient development and commercialization has resulted in a portfolio of highly functional, innovative, GRAS food ingredients. Opta's ingredient portfolio includes ingredients that have achieved industry recognition and commercial use as fat replacers as well as agents that function as stabilizers, bulking agents, thickeners, gelling agents and extenders in a wide variety of food applications.

         According to industry sources, the worldwide market for high value-added food ingredients is approximately $20 billion per year. Opta's primary target market of North America accounts for nearly 1/3 of this total. The Company's products compete functionally within broad categories of the food ingredients industry, including but not limited to, hydrocolloids, fibers, fat replacers, emulsifiers and proteins. The Company estimates that the value of the ingredients with which Opta directly competes is between $500 and $800 million in North America. Dairy and bakery applications account for a significant portion of this total opportunity; therefore, Opta has focused its sales and marketing efforts, as well as its technical efforts, primarily on these two sectors of the domestic market and more recently has expanded its reach into the meat category.

OPTA'S STRATEGY
---------------

         The Company works closely with consumer food and foodservice companies to identify product formulation, cost and/or productivity issues and develop solutions to these problems based on proprietary, value-added, highly functional food ingredients. Core elements of the Company's strategy include:

         Solving Customer Problems Through Innovation. Opta's primary focus is on solving its customers' problems rapidly through innovation rather than through the traditional approach of selling basic raw materials or products derived through chemical syntheses. The Company works closely with its customers to identify each of their specific needs, establish probable solutions, develop a prototype food ingredient or formulation and to develop finished products that meet or exceed the required sensory, functional, physical and nutritional parameters. Also, the finished food containing Opta's ingredient should fit existing manufacturing processes in a cost-effective manner. Opta differentiates itself from its competitors by being dependent neither upon any one raw material or a single type of technology. This provides Opta the flexibility to take whatever approach is most appropriate to solve the customer problem at hand.

         Opta makes a significant investment in establishing long term customer/supplier relationships with all its key current and prospective accounts. This investment includes an outstanding level of service at all phases of the customer's product development effort, from small scale formulation work and analytical support through full commercial scale processing in their manufacturing facilities. The return on this investment is chiefly captured via ingredient sales, but this approach has other intangible benefits for the Company including long-term customer relationships and a high degree of credibility in the marketplace.

         Focusing on Technology Platforms as Sources of Innovation. The Company intends to continue leveraging the expertise and knowledge base that it has developed since its inception to further the development of families of related, highly functional, value-added food ingredients. In order to best exploit both internal and external resources and play to its strengths, the Company has organized its product portfolio and continuing new product development efforts on the basis of two main technology platforms: fiber-based texturizing agents and starch-based texturizing agents. These technology platforms serve as an organizing principle around which new learning can be captured, intellectual property can be expanded new products and applications can be developed, and existing products can be effectively supported. These platforms have enabled the development of the Company's current proprietary products and will serve as a solid base for the addition of future ingredients with physical properties and functionality targeted to specific end uses and the solution of specific customer problems.

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

         Employing Sophisticated Science and Practical Food Industry Experience to Develop GRAS Food Ingredients. The Company relies upon its ability to combine proprietary technological advances with practical food industry experience to solve highly complex and specific food formulation problems presented by its customers. Opta's research and development effort is conducted by a team of scientists with expertise in the relevant sciences, including enzymology and protein and carbohydrate chemistries, who work alongside experts in food science and food engineering. The Company seeks to modify inexpensive raw materials to produce value-added, natural food ingredients that meet the requirements for GRAS status and that permit customers to have consumer-friendly labels which may enable all-natural or other claims for their products.

         Utilizing a Technically Sophisticated Customer Account Team and Marketing Force. Opta believes the most effective way to solve a customer's problem is to gain a thorough understanding of each customer at all levels, build solid working relationships throughout the customer's organization, be knowledgeable of the market segment in which the customer competes, and have a detailed technical understanding of the customer's problem as well as their preferred solution. The Company takes a multidisciplinary approach in order to achieve this level of customer understanding and level of service. Members of Opta's direct sales force are teamed up with the appropriate technical personnel to work as "consultants" in defining and developing a range of potential solutions to their formulation and product development problems. Through an iterative process, the solution is refined and ultimately delivered according to the customer's specification. In all cases, Opta's strategy is to provide outstanding service and responsiveness, which the Company believes, will lead to additional opportunities with existing and prospective customers.

OPTA'S PRODUCT DEVELOPMENT AND COMMERCIALIZATION PROCESS
--------------------------------------------------------

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

The Discovery Stage

         The Company's management, marketing, applications and technical service, research and development personnel, as well as its direct sales team, maintain close working relationships with leading consumer food and foodservice companies. Opta actively seeks to assist in the definition and assessment of its customers' ingredient-related needs whether the issue is quality, functionality, cost, processibility, or otherwise. Opta assimilates this information on customer needs into its Opportunity Portfolio, a database of new product ideas and concepts. The Opportunity Portfolio is reviewed on a regular basis to keep the pipeline of new developmental ingredients full. The review examines certain criteria such as technical feasibility, market opportunity, the specific customer need that is to be fulfilled, ability to patent or maintain as proprietary, potential manufacturing costs and efficiencies, availability of raw materials and qualification for GRAS status. Once an opportunity is judged to be credible and achievable, the program proceeds to the next step.

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

The Execution and Review Stage

         Opta pursues its new product development and commercialization efforts by employing cross-functional project teams and classic project management techniques. A clear objective and deadline is set, the appropriate team members from each of Opta's functional groups are assembled, and a Project Team Leader is appointed. A formal project plan is put in place that contains the key milestones, critical path activities, and other pertinent information for driving the development and commercialization effort. Opta works closely with its customers at all stages of new ingredient development--bench, pilot and commercial scale--by the sampling of prototypes to the appropriate customers for real world testing. This approach is essential in maximizing the chances for success of newly commercialized ingredients. Another main feature of this development stage is periodic project review. As any project proceeds, the original objective and project plan may be modified based on new information or the results of customer testing. Opta's process allows for flexibility and provides opportunities to ensure that the ingredient under development is on target with the customer need to be filled.

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

PRODUCTS
--------

         Opta has organized its product portfolio on the basis of two main technology platforms: fiber-based texturizers which include Opta Oat Fibers, konjac flour and microcrystalline cellulose (MCC) and starch-based texturizers which include OptaGrade, OptaMist, Optex, OptaFil, CrystaLean and Opta Baking Gloss.

         In addition to helping food manufacturers improve the healthfulness of their food products, Opta's family of texturizing ingredients can improve the overall quality of food products, reduce formulation costs and meet specific processing requirements. The Company believes that all of its products are GRAS under current FDA regulations.

Opta Oat Fibers

         Opta Oat Fibers are a family of natural insoluble fiber products derived from oat hulls. Opta Oat Fibers are used commercially to increase yield and enhance texture in ground meat products, to add strength and reduce breakage of taco shells and ice cream cones, and to enhance texture in breads, cookies and crackers. In addition, Opta Oat Fibers are sold to a group of independent bakers for use in McDonald's hamburger buns.

Konjac Flour

         In 1997, Opta signed an agreement with Shimizu International, Inc. of Japan to become its exclusive North American distributor for konjac flour. A unique and very versatile texturizing agent obtained from the konjac plant commonly cultivated in East Asia, konjac flour provides excellent heat and freeze thaw stability when used to thicken or gel processed foods. The potential advantages and uses of konjac flour as a functional ingredient in food are just beginning to be realized by the North American food industry. In Asia, konjac flour is valued not only for its use as a food ingredient, but also for its beneficial role as a soluble fiber in the diet. For example, there are many published studies, which demonstrate the ability of konjac flour to reduce serum cholesterol levels in humans. Konjac flour is currently being tested by a number of food companies for a variety of applications including surimi, vegetarian burgers and ground meat.

Microcrystalline Cellulose (MCC)

         In 1998, Opta signed an agreement with Blanver Farmoquimica, Ltda. of Brazil to become its exclusive North American distributor for MCC. MCC, commonly known and labeled as cellulose gel, is a naturally derived stabilizer, texturizing agent and fat replacer. It is used extensively in reduced fat salad dressings, numerous dairy products including cheese, frozen desserts and whipped toppings and bakery products. MCC is currently being tested by a number of food companies for a variety of applications including reduced fat salad dressings and sauces.

OptaGrade

         OptaGrade is a natural, starch-based texturizing agent that is used commercially in a variety of dairy products including natural, imitation and processed cheeses, sour cream, cream cheese and cottage cheese. Fat free cheeses made with OptaGrade have shown superb meltability with none of the off-taste or rubbery texture found in most fat free and reduced fat cheeses. By using OptaGrade in cottage cheese, food manufacturers are able to reduce total formulation costs while delivering excellent taste, texture and appearance. OptaGrade is also used to improve the taste and texture of reduced fat and fat free cream cheeses. In sour cream, OptaGrade is used to create a smooth, creamy texture and can replace up to eight other ingredients allowing for a "cleaner" ingredient label.

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

Opta Baking Gloss

         Baking Gloss is a ready-to-use product that provides outstanding shine and adhesion to baked goods. Launched in 1998, it is targeted for use in retail and in-store bakeries.

         Substantially all of the Company's 1998 revenue is derived from sales of Opta Oat Fibers and OptaGrade.

         Opta's priorities over the next few years are to increase market penetration for OptaGrade in the product categories where it is currently being sold, as well as to extend its use to other targeted product categories; to complete the development and commercial launch of a new, starch-based texturizing product technology that the Company believes will extend the starch-based technology platform into new applications; to continue the marketing and commercial development of OptaMist, Optex, CrystaLean, OptaFil, MCC and konjac flour; and to continue to innovate next generation products and technologies based upon specific customer needs and requests. There can be no assurance that the Company will be successful in fulfilling any or all of these priorities on a timely basis, or at all, or that, for various reasons including market conditions, available capital and management resources, the Company will be able to continue to pursue these priorities.

CUSTOMERS, SALES AND MARKETING
------------------------------

Customers

         At December 31, 1998, Opta's products were being used in more than 35 different applications by nearly 170 different customers, including five of the ten largest U.S. consumer packaged food companies and three of the world's largest quick service restaurant chains. In the competitive consumer food and food service industries, product formulations are competitive assets, and, as a result, the Company's customers and prospective customers generally require Opta to retain their identity in strict confidence. As a consequence, Opta is typically prohibited from revealing any such product or customer information without their consent.

         During 1998, a single customer, Case Swayne, accounted for $5.2 million or 37% of product sales. In addition, during 1998, 1997 and 1996, $3.9 million, $3.5 million and $4.1 million of product sales were to a group of independent bakeries that supply a quick service restaurant chain. There were no individual customers during the years ended December 31, 1997 and 1996 representing greater than 10% of total revenue. Export sales were $795,000 ($418,000 to Europe and $377,000 to the Middle East); $1,209,000 ($376,000 to Europe and $833,000 to the
Middle East); and $1,041,000 ($285,000 to Europe and $756,000 to the Middle
East) for the years ended December 31, 1998, 1997, and 1996, respectively.

Sales and Marketing

         Utilizing a technically sophisticated customer account team and marketing force, Opta believes the most effective way to solve a customer's problem is to gain a thorough understanding of each customer at all levels, build solid working relationships throughout the customer's organization, be knowledgeable of the market segment in which the customer competes, and have a detailed technical understanding of the customer's problem as well as their preferred solution. The Company takes a multidisciplinary approach in order to achieve this level of customer understanding and service. Members of Opta's direct sales force are teamed up with the appropriate technical personnel to work as "consultants" in defining and developing a range of potential solutions to their formulation and product development problems. Through an iterative process, the solution is refined and ultimately delivered to the customer's specification. In all cases, Opta's strategy is to provide outstanding service and responsiveness, which the Company believes, will lead to additional opportunities with existing and prospective customers.

MANUFACTURING
-------------

         During 1998, the Company expanded its Opta Oat Fibers facility in Louisville, Kentucky increasing the plant's capacity by 40%. With this additional capacity, the Company expects that it will be able to meet its customers' orders. In addition, as a result of growing customer demand for OptaGrade, in May 1996, the Company acquired a 35,000 square foot manufacturing facility in Galesburg, Illinois. The facility was renovated during 1997 and began production in 1998. The Company anticipates the facility to produce all of its starch-based food ingredient products in 1999. The facility has significantly increased the Company's production capacity for its starch-based food ingredient products including OptaGrade, OptaMist and Optex. There can be no assurance that the demand for the Company's products will increase or remain at current levels to justify any such additional capacity, or that the Company's manufacturing capability will otherwise be sufficient to meet customer demands. The Company does not believe that there are any limitations on sources and availability of raw materials.

COMPETITION
-----------

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

PATENTS AND TRADE SECRETS
-------------------------

         The Company's policy is to protect its technology by, among other things, filing patent applications for technology relating to the development of its business in the U.S. and in selected foreign jurisdictions. The Company has 32 issued U.S. patents and has 13 pending U.S. patent applications relating to products at various stages of technological development. Certain of the U.S. issued patents and pending patent applications have corresponding foreign patent applications.

         The Company's successes will depend, in part, on its ability to protect its products and technology under U.S. and international patent laws and other intellectual property laws. The Company believes that it owns or has the right to use all proprietary technology necessary to manufacture and market its products under development. There can be no assurance, however, that patent applications relating to the Company's products or technology will result in patents being issued or that current or additional patents will afford protection against competitors with similar technology. In addition, companies that obtain patents claiming products or processes that are necessary for or useful to the development of the Company's products can bring legal actions against the Company claiming infringement.

         The Company also relies on trade secrets and proprietary know-how and confidentiality agreements to protect certain of its technologies and processes. There can be no assurance that the Company's outside partners and contract manufacturers will be prevented from gaining access to the Company's proprietary technology and confidential information.

REGULATORY FRAMEWORK
--------------------

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

         Countries other than the U.S. also regulate the sale of food ingredients. Regulations vary substantially from country to country, and Opta takes appropriate steps to comply with such regulations as necessary.

         Opta Oat Fibers, OptaGrade, OptaMist, Optex, CrystaLean and OptaFil are being marketed pursuant to GRAS self-affirmation. Opta believes that the other products for which it has retained commercial rights will also be determined to be GRAS. However, such status cannot be determined until actual formulations and uses are finalized. Thereafter Opta will decide whether self-affirmation procedures or a GRAS petition will be appropriate. Certain of the Company's products may require a Food Additive Petition and in the event that one is required, the Company may elect to sell or license its rights to another party. There can be no assurance that the Company will be successful in bringing its products to market based on its determination that such products meet these criteria. Opta has established an independent Regulatory Board, a panel of industry experts, to review the publicly available information and certify that they have reviewed such data and regard an ingredient as GRAS.

HUMAN RESOURCES
---------------

         At December 31, 1998, Opta employed 84 full-time employees, 9 of who hold Ph.D. or other advanced scientific degrees. Many of the Company's management and professional employees have had prior experience with consumer food companies. None of the Company's employees is covered by collective bargaining agreements, and management considers relations with its employees to be good.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
---------------------------------------------------------

         Statements in this Annual Report on Form 10-K under the captions "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual results of the Company to be materially different from the historical results or from any results expressed or implied by such forward-looking statements. Factors which could cause actual results to differ from these expectations include the side and timing of significant orders, as well as deferral of orders, over which the Company has no control; the extended product testing cycles of the Company's potential customers; the variation in the Company's sales cycles from customer to customer; increased competition posed by food ingredient manufacturers; changes in pricing policies by the Company and its competitors; the adequacy of existing, or the need to secure or build additional manufacturing capacity in order to meet the demand for the Company's products; the Company's success in expanding its sales and marketing programs and its ability to gain increased market acceptance for its existing product lines; the Company's ability to timely develop and successfully introduce new products in its pipeline at acceptable costs; the ability to scale up and successfully produce its products; the potential for significant quarterly variations in the mix of sales among the Company's products; the gain or loss of significant customers; shortages in the availability of raw materials from the Company's suppliers; the impact of new government regulations on food products; potential Year 2000 problems; and general economic conditions.


Item 2. Properties

         The Company owns a 45,000 square foot building in Bedford, Massachusetts which the Company uses for its headquarters, pilot plant, research and development laboratories and general corporate offices. Approximately 15,000 square feet of space in this building is leased to a third party under a lease expiring in September 1999. In addition, the Company subleases approximately 24,000 square feet in Louisville, Kentucky, for a term expiring in 2005. This space is occupied by the Company's Opta Oat Fibers manufacturing plant, warehouses, related laboratories and offices. In May 1996, the Company acquired a 35,000 square foot manufacturing facility in Galesburg, Illinois. This facility supports the production of the Company's starch-based food ingredient products.

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

                                    PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

         The Company's Common Stock is traded on the Nasdaq Stock Market under the symbol "OPTS", and is listed on Nasdaq's National Market System. The following table sets forth the high and low closing sales prices for the Company's Common Stock as reported by the Nasdaq National Market system for each of the periods indicated:

         Year Ended December 31, 1997               High               Low
         ----------------------------               ----               ---

              First Quarter                        7 1/2             5 3/8
              Second Quarter                       8 1/8                 4
              Third Quarter                        7 5/8            5 1/16
              Fourth Quarter                       7 1/4             4 3/8

         Year Ended December 31, 1998
         ----------------------------

              First Quarter                        5 7/8            3 3/4
              Second Quarter                      6 3/16            4 3/4
              Third Quarter                      5 25/32                3
              Fourth Quarter                       4 1/2           3 1/16


         The Company has never paid a cash dividend. The Company intends to retain all of its earnings, if any, for use in its business and does not intend to pay cash dividends in the foreseeable future. In addition, certain of the Company's loan agreements contain covenants that restrict the Company's ability to pay dividends. Any future dividend policy will depend upon, among other factors, the Company's earnings and its financial condition.

         As of March 5, 1999, there were approximately 161 holders of record of the Company's Common Stock and the Company believes that the number of beneficial holders exceeds 2,400.

Item 6.  Selected Financial Data (in thousands, except per share data)
----------------------------------------------------------------------

         The following selected financial data for the five years ended December 31, 1998 has been derived from the Company's financial statements audited by PricewaterhouseCoopers LLP, independent accountants.


                                                                  For the Years Ended December 31,
                                            -----------------------------------------------------------------------
                                                 1998            1997           1996           1995            1994
                                                 ----            ----           ----           ----            ----
Statement of Operations Data:

Revenue                                     $  13,971      $    8,799     $    9,229     $    7,067        $  4,821
Cost of revenue                                10,146           6,730          7,409          6,340           4,209
Selling, general and admin expenses             4,033           3,874          3,868          2,725           2,397
Research and development expenses               3,665           4,236          4,038          3,102           3,018
Loss from operations                           (3,873)         (6,041)        (6,086)        (5,100)         (4,803)
Net loss                                       (2,482)         (4,569)        (4,527)        (4,197)         (4,596)
Basic and diluted net loss per share (1)        (.22)            (.41)          (.42)          (.48)           (.75)

 (1)  Computed on the basis described in Note 2 of Notes to Financial Statements.

                                                                              December 31,
                                            -----------------------------------------------------------------------
                                                 1998            1997           1996           1995            1994
                                                 ----            ----           ----           ----            ----
Balance Sheet Data:

Current assets                            $    34,720      $   37,808     $   42,876     $   48,848        $ 16,055
Total assets                                   47,888          50,965         55,903         61,269          25,423
Current liabilities                             2,685           3,847          3,117          3,152           1,928
Long term liabilities                           3,126           2,625          4,417          6,125           4,544
Total stockholders' equity                     42,077          44,493         48,369         51,992          18,951

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

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

         The Company began shipping its first product, EverFresh, in November 1991, acquired an oat fiber business in June 1992 and launched Opta Oat Fibers in September 1992, began shipping OptaGrade in the fourth quarter of 1993, commercialized CrystaLean and OptaFil in 1994, introduced OptaMist, Optex and OptaGlaze in June 1996 and launched Opta Baking Gloss in May 1998. The Company currently derives substantially all of its revenue from its Opta Oat Fibers, OptaGrade, OptaMist and CrystaLean products. The Company has not been profitable since inception and expects to incur additional losses. This discussion should be read in conjunction with the section titled "Business", the financial statements, and the notes to the financial statements, included elsewhere in this Annual Report on Form 10-K.

Results of Operations

1998 Compared to 1997
---------------------

         Revenue. Revenue for the year ended December 31, 1998 was $14.0 million representing an increase of $5.2 million or 59% over 1997 revenue of $8.8 million. The increase in 1998 revenue was largely the result of increased demand from two of the Company's existing major customers as well as the addition of a new major customer during 1998. In addition, during 1997, the Company relied on various contract manufacturers to supply certain of the Company's finished goods for sale to its customers. The Company's 1997 third and fourth quarter revenue was negatively impacted by one such contract manufacturer's refusal to continue to supply finished product to Opta for a new major customer. This dispute was resolved in June 1998 without negatively impacting 1998 revenue.

         Cost of Revenue. Cost of revenue for the year ended December 31, 1998 was $10.1 million representing an increase of $3.4 million or 51% over 1997 cost of revenue of $6.7 million. Cost of revenue as a percentage of revenue decreased to 73% in 1998 as compared to 76% in 1997. This percentage decrease was largely the result of certain improvements in Opta Oat Fibers' margins resulting from production efficiencies related to increased production capacity as well as a reduction in manufacturing costs. Opta is attempting to further reduce its cost of revenue as a percentage of revenue in 1999 due to manufacturing efficiencies gained from increased production volume, although there is no assurance that such reductions will be realized.

         Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses for the year ended December 31, 1998 were $4.0 million representing an increase of $159,000 or 4% over 1997 SG&A expenses of $3.9 million. SG&A expenses as a percentage of revenue decreased to 29% in 1998 from 44% in 1997 as a result of the increase in 1998 revenue. The increase in actual SG&A expenses was principally due to additional staffing and bonus costs as well as an increase in public/investor relations costs offset by a reduction in consulting costs in 1998.

         Research and Development. Research and development ("R&D") expenses for the year ended December 31, 1998 were $3.7 million representing a decrease of $571,000 or 13% over 1997 R&D expenses of $4.2 million. R&D expenses as a percentage of revenue decreased to 26% in 1998 from 48% in 1997 as a result of the reduction in 1998 R&D expenses and the increase in 1998 revenue. The decrease in actual R&D expenses was the result of initial start-up costs of the Galesburg, Illinois production facility incurred during 1997.

         Other Income. Other income for the year ended December 31, 1998 was $1.4 million representing a decrease of $81,000 or 6% as compared to 1997 other income of $1.5 million. The decrease is due to decreased interest income on reduced amounts of cash and cash equivalents offset in part by decreased interest expense on lower levels of debt during 1998.


1997 Compared to 1996
---------------------

         Revenue. Revenue for the year ended December 31, 1997 was $8.8 million representing a decrease of approximately $430,000 or 5% in comparison to 1996 revenue of $9.2 million. The decrease in 1997 revenue was largely the result of decreased demand from one of the Company's major customers. During 1997, the Company relied on various contract manufacturers to supply certain of the Company's finished goods for sale to its customers. As the Company previously indicated in its Form 10-Q filing for the quarters ended June 30, 1997 and September 30, 1997, third and fourth quarter revenue was negatively impacted by one such contract manufacturer's refusal to continue to supply finished product to Opta for a new major customer. However, this dispute did not negatively impact 1998 revenue.

         Cost of Revenue. Cost of revenue for the year ended December 31, 1997 was $6.7 million representing an decrease of $679,000 or 9% in comparison to 1996 cost of revenue of $7.4 million. Cost of revenue as a percentage of revenue decreased to 76% in 1997 as compared to 80% in 1996. This percentage decrease was largely the result of certain improvements in Opta Oat Fibers' margins resulting from operating efficiencies as well as a reduction in manufacturing costs.

         Selling, General and Administrative Expenses. SG&A expenses for the year ended December 31, 1997 and 1996 were $3.9 million. SG&A expenses as a percentage of revenue increased to 44% in 1997 from 42% in 1996.

         Research and Development Expenses. R&D expenses for the year ended December 31, 1997 were $4.2 million representing an increase of $198,000 or 5% in comparison to 1996 R&D expenses of $4.0 million. R&D expenses as a percentage of revenue increased to 48% in 1997 from 44% in 1996. The increase in R&D expenses was the result of initial operating costs of the Galesburg, Illinois production facility incurred during 1997.

         Other Income. Other income for the year ended December 31, 1997 was $1.5 million representing a decrease of $87,000 or 6% in comparison to 1996 other income of $1.6 million. The decrease was due to decreased interest income on reduced amounts of cash and cash equivalents offset by decreased interest expense on lower levels of debt in 1997 as compared to 1996.

Income Taxes

         At December 31, 1998, the Company had available net operating loss carryforwards of approximately $31.2 million for income tax purposes. In addition, the Company had approximately $786,000 of unused research and development tax credits. Ownership changes, as defined in the Internal Revenue Code, resulting from the Company's initial public offering in March 1992 and a second public offering in August 1995, have limited the amount of net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income or tax liabilities. As a result, the amount of these net operating losses and tax credit carryforwards which can be utilized annually is $3.0 million for losses incurred prior to March 1992 and $9.1 million for losses incurred prior to August 1995. These net operating loss and credit carryforwards expire at various dates between 2006 and 2018. Subsequent changes in ownership could further affect the limitation in future years.

Liquidity and Capital Resources

         At December 31, 1998, the Company had approximately $30.3 million in cash and cash equivalents and approximately $32 million of working capital. The Company used approximately $1.4 million of cash in operations during the year ended December 31, 1998 compared with approximately $2.4 million in 1997. The Company expects to incur significant operating losses as it continues to increase its investment in the development, production and marketing of its new and existing products. The Company intends to fund its operating losses principally through product sales, existing cash and cash equivalents, short term investments, equity financing, collaborative arrangements and long and short term debt.

         Capital expenditures for the years ended December 31, 1998 and 1997 were approximately $1.4 million and $1.3 million, respectively. The Company's various debt agreements contain covenants that restrict the Company's ability to participate in merger discussions, pay dividends, limit annual capital expenditures, invest in certain types of securities and obtain additional debt financing without bank approval. The Company was in compliance with respect to all covenants and restrictions in its loan agreements at December 31, 1998.

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


Year 2000 Compliance

         The Year 2000 issue concerns the inability of certain computerized information systems to properly recognize date sensitive information such as a date using "00" as the year 2000 rather than the year 1900. This could cause systems to fail or miscalculate, causing a disruption of operations. The Company may be at risk both with respect to its own Year 2000 compliance and the Year 2000 compliance of third parties, particularly suppliers of materials and services as well as customers.

         The Company relies on computer-based technology and utilizes a variety of third party hardware and software extensively for financial and administrative functions, such as accounting and management information. Based on a recent internal assessment of Year 2000 issues, the Company has identified and verified that its internal information technology ("IT") systems are deemed to be Year 2000 compliant, including accounting/financial reporting, manufacturing/production and sales/invoicing systems.

         The Company is in the process of retaining a consultant to review the Year 2000 compliance of its non-IT systems which include equipment or processes used in its manufacturing facilities that may contain embedded technology. The Company expects to receive the consultant's report and assessment of its Year 2000 compliance by the end of the second quarter of 1999. In addition, the Company is currently evaluating all other non-IT systems including research and development, telecommunications and general office equipment for Year 2000 compliance utilizing internal resources. The Company expects to complete this evaluation by the end of the second quarter of 1999.

         Management believes that the most significant risk to the Company of Year 2000 compliance issues is the effect such issues may have on its suppliers and customers. The Company is taking steps including contacting its significant suppliers and major customers in 1999 to assess the Year 2000 readiness of its such suppliers and customers. Upon completion of this assessment which will be concluded by the third quarter of 1999, the Company will undertake an evaluation of the potential effects on its operations of any such third-party non-compliance on the Company's operations. Based on such evaluation, the Company will determine the most reasonably likely worst case scenarios arising from Year 2000 non-compliance and contingency plans to respond to such scenarios.

         The costs related to Year 2000 activities have not been and are not anticipated to be material and management does not believe that the financial impact of the Year 2000 issues discussed above will have a material adverse effect on the Company's financial condition or results of operations; however, it is uncertain to what extent the Company may be affected by third party Year 2000 compliance issues.


Item 7A.  Quantitative and Qualitative Disclosures about Market Risk
--------------------------------------------------------------------

         In January 1997, the Securities and Exchange Commission issued Financial Reporting Release No. 48, which expands the disclosure requirements for certain derivatives and other financial instruments. The Company does not utilize derivative financial instruments. See Notes 1 and 2 to the Financial Statements. The carrying amounts reflected in the balance sheet of cash and cash equivalents, trade receivables and trade payables approximates fair value at December 31, 1998 due to the short maturities of these instruments.


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

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

         (a) Directors. The information with respect to directors required by this item is incorporated herein by reference from the section entitled "Election of Directors" in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held May 18, 1999 (the "1999 Proxy Statement"), to be filed with the Securities and Exchange Commission not later than April 30, 1999.

         (b)  Executive Officers.

         The executive officers of the Company, who are elected to serve at the discretion of the Company's Board of Directors, are as follows:

Name                             Age     Position
----                             ---     --------

Lewis C. Paine, III              46      Chairman of the Board, President,
                                         Chief Executive Officer and Director

Arthur J. McEvily, Ph.D.         47      Executive Vice President

Joel A. Stone                    46      Vice President Operations

Scott A. Kumf                    42      Chief Financial Officer, Vice President
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

         Dr. McEvily was named Executive Vice President in January 1999. Previously, he was named Senior Vice President, Commercial Development in December 1997 and served as Vice President Applications, Technical Service and New Product Commercialization from August 1996 to December 1997. He served as Vice President Sales and Business Development of the Company from December 1993 to July 1996. From May 1991 to December 1993 he held various positions at Opta, ranging from Senior Research Scientist to Product Director to Director of Business Development. Dr. McEvily served in various scientific capacities at Enzytech from October 1988 to May 1991. Dr. McEvily received a B.Sc. in Biochemistry from Marlboro College, Marlboro, Vermont and a Ph.D. in chemistry from The University of North Carolina at Chapel Hill. He was a postdoctoral fellow at Harvard Medical School.

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


Item 11.  Executive Compensation
--------------------------------

         The information required under this item is incorporated herein by reference from the section entitled "Executive Compensation" in the 1999 Proxy Statement.


Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

         The information required by this item is incorporated herein by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the 1999 Proxy Statement.


Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

         The information required by this item is incorporated herein by reference from the section entitled "Certain Transactions" in the 1999 Proxy Statement.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

(a) Documents filed as part of this Report:

       (1)    Financial Statements:
              --------------------
              Report of Independent Accountants                                                      F-1
              Balance Sheet at December 31, 1998 and 1997                                            F-2
              Statement of Operations for the three years ended December 31, 1998                    F-3
              Statement of Stockholders' Equity for the three years ended December 31, 1998          F-4
              Statement of Cash Flows for the three years ended December 31, 1998                    F-5
              Notes to Financial Statements                                                          F-6

       (2)    All financial statement schedules are omitted because they are not applicable, not material, or the required information is shown in the financial statements or the notes thereto.

       (3)    Exhibits
              --------

Exhibit Number                      Description
--------------                      -----------

    3.1 Amended and Restated Certificate of Incorporation of the Company (Filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8, Registration No. 33-93518, and incorporated herein by reference)

    3.2 Restated By-Laws of the Company (Filed as Exhibit 3.4 to the Company's Registration Statement on Form S-1, Registration No. 33-45700, as amended, and incorporated herein by reference)

    4.1 Article 4 of the Amended and Restated Certificate of Incorporation of the Company (see Exhibit 3.1) (Filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8, Registration No. 33-93518, and incorporated herein by reference)

    4.2     Form of Common Stock Certificate of the Company (Filed as Exhibit
            4.2 to the Company's Registration Statement on Form S-1, Registration No. 33-45700, as amended and incorporated herein by reference)

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

    10.2 Amended and Restated Master Food Ingredients Collaborative Development Agreement, dated August 11, 1994, between the Company and Pfizer Inc. (Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, and incorporated herein by reference)*

    10.3 Master Food Ingredients License Agreement dated June 13, 1991 between the Company and Pfizer Inc. (Filed as Exhibit 10.2 to the Company's Registration Statement on Form S-1, Registration No. 33-45700, as amended, and incorporated herein by reference)*

    10.4 Form of First Amendment to Master Food Ingredients License Agreement (Filed as Exhibit 10.3 to the Company's Registration Statement on Form S-1, Registration No. 33-45700, as amended and incorporated herein by reference)


    10.5 Licensed Product Term Sheet dated March 2, 1994 between the Company and Pfizer Inc. (Filed as Exhibit 10.5 to the Company's 1994 Annual Report on Form 10-K, Commission File No. 0-19811, and incorporated herein by reference). *

    10.6 License and Technology Transfer Agreement effective as of May 1, 1991 between the Company and Enzytech, Inc. (Filed as Exhibit 10.6 to the Company's Registration Statement on Form S-1, Registration No. 33-45700, as amended, and incorporated herein by reference)

    10.7 Promissory Note and Mortgage Agreement dated August 19, 1993 between the Company and Springfield Institution for Savings (Filed as
            Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, Commission File No. 0-19811, and incorporated herein by reference)

    10.8 Loan Agreement dated November 5, 1992 between the Company and Massachusetts Business Development Corporation (Filed as Exhibit
            10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 0-19811, and incorporated herein by reference)

    10.9 Mortgage and Security Agreement dated November 3, 1994 executed by the Company in favor of the Massachusetts Business Development Corporation (Filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No. 0-19811, and incorporated herein by reference)

    10.10 Authorization and Loan Agreement dated May 18, 1992 among the Company, Massachusetts Certified Development Corporation and U.S. Small Business Administration (Filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 0-19811, and incorporated herein by reference)

    10.11 Fixed Asset Line of Credit dated March 29, 1993 between the Company and Silicon Valley Bank (Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, Commission File No. 0-19811, and incorporated herein by reference)

    10.12 Asset Purchase Agreement dated June 17, 1992, between Williamson Fiber Products, Inc., The Williamson Group, Inc. and the Company (Filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated June 17, 1992, Commission File No. 0-19811, and incorporated herein by reference)

    10.13 Sublease and Consent dated June 17, 1992 among Williamson Fiber Products, Inc., the Company and Spring Street Developers (Filed as
            Exhibit 28.2 to the Company's Current Report on Form 8-K dated June 17, 1992, Commission File No. 0-19811, and incorporated herein by reference)

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

    10.32 Amendment to Employee Stock Purchase Plan, adopted February 16, 1993 (Filed as Exhibit 10.41 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 0-19811, and incorporated herein by reference)#

    10.33 Press Release dated June 4, 1996, announcing that the Company's revenue and earnings for the second quarter and 1996 as a whole are likely to be lower than Wall Street estimates. (Filed as Exhibit
            99.1 to the Company's Current Report on Form 8-K dated June 4, 1996, Commission File No. 0-19811, and incorporated herein by reference)

    10.34 Amendment to 1992 Employee, Director and Consultant Stock Option Plan, adopted March 5, 1996 (filed as Exhibit 10.34 to the Company's 1998 Annual Report on Form 10-K, Commission File No. 0-19811, and incorporated herein by reference)#

    10.35 Amendment to 1992 Employee, Director and Consultant Stock Option Plan, adopted February 26, 1998 (filed as Exhibit 10.35 to the Company's 1998 Annual Report on Form 10-K, Commission File No. 0-19811, and incorporated herein by reference)#

    10.36 Employment Agreement dated December 8, 1998 between the Company and Lewis C. Paine, III (filed as Exhibit 10.36 to the Company's 1998 Annual Report on Form 10-K, Commission File No. 0-19811, and incorporated herein by reference) #

    23      Consent of PricewaterhouseCoopers LLP (filed herewith)

    * Confidential treatment has been granted by the Securities and Exchange Commission.

    #   Management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K
     -------------------

        No Reports on Form 8-K were filed by the Company during the quarter ended December 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         OPTA FOOD INGREDIENTS, INC.

 Date: March 12, 1999                    By:  /s/ Lewis C. Paine, III
                                            -----------------------------------
                                            Lewis C. Paine, III
                                            Chairman of the Board, President and
                                            Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                     Title                                  Date
---------                     -----                                  ----

/s/ Lewis C. Paine, III       Chairman of the Board,             March 12, 1999
---------------------------   President, Chief Executive
Lewis C. Paine, III           Officer and Director
                              (principal executive officer)


/s/ Scott A. Kumf             Chief Financial Officer,
---------------------------   Vice President Administration      March 12, 1999
Scott A. Kumf                 and Treasurer (principal financial
                              and accounting officer)

/s/ A.S. Clausi               Director                           March 12, 1999
---------------------------
A.S. Clausi


/s/ Anthony B. Evnin          Director                           March 12, 1999
---------------------------
Anthony B. Evnin


/s/ Harry Fields              Director                           March 12, 1999
---------------------------
Harry Fields


/s/ Glynn C. Morris           Director                           March 12, 1999
---------------------------
Glynn C. Morris


/s/ Charles W. Newhall, III   Director                           March 12, 1999
---------------------------
Charles W. Newhall, III


/s/ Frederic Stevenin         Director                           March 12, 1999
---------------------------
Frederic Stevenin

                        Report of Independent Accountants


To the Board of Directors and
Stockholders of Opta Food Ingredients, Inc.

In our opinion, the financial statements listed in the index appearing under
Item 14(a)(1) on page 20 present fairly, in all material respects, the financial position of Opta Food Ingredients, Inc. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP

Boston, Massachusetts
February 9, 1999

Opta Food Ingredients, Inc.
Balance Sheet (in thousands, except share amounts)
--------------------------------------------------------------------------------


                                                                                                December 31,
                                                                                         --------------------------
                                                                                             1998          1997
                                                                                         ------------  ------------
Assets
Current assets:
    Cash and cash equivalents                                                            $    30,315   $    33,689
    Accounts receivable, net                                                                   1,950         1,409
    Inventories, net                                                                           2,071         2,548
    Prepaid expenses and other assets                                                            384           162
                                                                                         ------------  ------------

      Total current assets                                                                    34,720        37,808

    Fixed assets, net                                                                         12,473        12,208
    Patents and trademarks, net                                                                  626           791
    Other assets                                                                                  69           158
                                                                                         ------------  ------------

                                                                                         $    47,888   $    50,965
                                                                                         ============  ============

Liabilities and Stockholders' Equity
Current liabilities:
    Current portion of long term debt                                                    $       426   $     1,485
    Accounts payable                                                                           1,003         1,303
    Accrued expenses                                                                           1,256         1,059
                                                                                         ------------  ------------

      Total current liabilities                                                                2,685         3,847

Long term debt                                                                                 3,126         2,625

Commitments (Note 16)                                                                         -             -

Stockholders' equity:
Preferred stock, $.01 par value; 3,000,000 shares authorized,
  no shares issued or outstanding                                                             -             -
Common stock, $.01 par value; 15,000,000 shares authorized,
 11,096,002 and 11,079,833 shares issued and outstanding at
 December 31, 1998 and 1997, respectively                                                        111           111
Additional paid-in capital                                                                    79,747        79,681
Accumulated deficit                                                                          (37,781)      (35,299)
                                                                                         ------------  ------------

                                                                                              42,077        44,493
                                                                                         ------------  ------------

                                                                                         $    47,888   $    50,965
                                                                                         ============  ============


   The accompanying notes are an integral part of the financial statements.

Opta Food Ingredients, Inc.
Statement of Operations (in thousands, except per share amounts)
--------------------------------------------------------------------------------


                                                  Year ended December 31,
                                         -----------------------------------
                                            1998         1997        1996
                                         -----------  ----------  ----------
Product revenue                          $   13,971   $   8,799   $   9,229

Cost and expenses:
    Cost of revenue                          10,146       6,730       7,409
    Selling, general and administrative       4,033       3,874       3,868
    Research and development                  3,665       4,236       4,038
                                         -----------  ----------  ----------

                                             17,844      14,840      15,315
                                         -----------  ----------  ----------

Loss from operations                         (3,873)     (6,041)     (6,086)

Interest income                               1,637       1,906       2,146
Interest expense                               (263)       (418)       (569)
Other income (expense), net                      17         (16)        (18)
                                         -----------  ----------  ----------

Net loss                                 $   (2,482)  $  (4,569)  $  (4,527)
                                         ===========  ==========  ==========

Basic and diluted net loss per share     $    (.22)   $   (.41)   $   (.42)
                                         ===========  ==========  ==========

Weighted average shares outstanding          11,084      11,034      10,877
                                         ===========  ==========  ==========

   The accompanying notes are an integral part of the financial statements.

Opta Food Ingredients, Inc.
Statement of Stockholders' Equity (in thousands, except share amounts)
--------------------------------------------------------------------------------


                                                                     Common Stock
                                                             -------------------------- Additional                      Total
                                                               Number of        Par       Paid-in     Accumulated    Stockholders'
                                                                 Shares        Value      Capital       Deficit         Equity
                                                             -------------  -----------  ----------  ------------    ------------
Balance at December 31, 1995                                   10,745,532      $   107    $ 78,088     $ (26,203)    $    51,992

Sale of common stock pursuant to exercise of stock options        135,145            2         423             -             425
Sale of common stock pursuant to exercise of stock warrants        76,000            1         421             -             422
Sale of common stock under employee stock purchase plan             9,004            -          57             -              57
Net loss                                                                -            -           -        (4,527)         (4,527)
                                                             -------------  -----------  ----------  ------------    ------------

Balance at December 31, 1996                                   10,965,681          110      78,989       (30,730)         48,369

Sale of common stock pursuant to exercise of stock warrants        85,526            1         615             -             616
Sale of common stock pursuant to exercise of stock options         21,918            -          45             -              45
Sale of common stock under employee stock purchase plan             6,708            -          32             -              32
Net loss                                                                -            -           -        (4,569)         (4,569)
                                                             -------------  -----------  ----------  ------------    ------------

Balance at December 31, 1997                                   11,079,833          111      79,681       (35,299)         44,493

Sale of common stock pursuant to exercise of stock options          3,000            -          16             -              16
Sale of common stock under employee stock purchase plan            13,169            -          50             -              50
Net loss                                                                -            -           -        (2,482)         (2,482)
                                                             -------------  -----------  ----------  ------------    ------------

Balance at December 31, 1998                                   11,096,002      $   111    $ 79,747     $ (37,781)    $    42,077
                                                             =============  ===========  ==========  ============    ============


   The accompanying notes are an integral part of the financial statements.

Opta Food Ingredients, Inc.
Statement of Cash Flows (in thousands)
--------------------------------------------------------------------------------


                                                                                 Year ended December 31,
                                                                       -----------------------------------------
                                                                          1998           1997            1996
                                                                       ----------     ----------      ----------
Cash flows from operating activities:
      Net loss                                                          $ (2,482)      $ (4,569)      $ (4,527)
      Adjustments to reconcile net loss to net cash used in
        operating activities:
        Depreciation and amortization                                      1,412          1,226          1,206
        Forgiveness of notes receivable                                       40             40             20
        Changes in assets and liabilities:
          (Increase) decrease in accounts receivable, net                   (541)          (406)           130
          (Increase) decrease in inventories, net                            477            942         (1,256)
          (Increase) decrease in prepaid expenses and other assets          (222)           (26)           178
          Increase (decrease) in accounts payable                           (300)           545             (5)
          Increase (decrease) in accrued expenses                            197            192            (15)
          Decrease in other liabilities                                        -           (300)          (327)
                                                                        --------       --------       --------

             Total adjustments                                             1,063          2,213            (69)
                                                                        --------       --------       --------

             Net cash used in operating activities                        (1,419)        (2,356)        (4,596)

  Cash flows from investing activities:
      Purchase of short term investments                                       -         (3,944)        (5,970)
      Maturity of short term investments                                       -          4,586         10,321
      Purchase of fixed assets                                            (1,449)        (1,304)        (1,783)
      Increase in patents and trademarks                                     (63)          (124)          (178)
      Decrease in other assets                                                49             32            129
                                                                        --------       --------       --------

             Net cash (used in) provided by investing activities          (1,463)          (754)         2,519


  Cash flows from financing activities:
      Proceeds from issuance of common stock, net                             66            693            904
      Proceeds from issuance of long term debt                               955              -            151
      Principal payments on long term debt                                (1,513)        (1,499)        (1,547)
                                                                        --------       --------       --------

             Net cash used in financing activities                          (492)          (806)          (492)

  Net decrease in cash and cash equivalents                               (3,374)        (3,916)        (2,569)
  Cash and cash equivalents at beginning of year                          33,689         37,605         40,174
                                                                        --------       --------       --------

  Cash and cash equivalents at end of year                              $ 30,315       $ 33,689       $ 37,605
                                                                        ========       ========       ========

  Supplemental disclosure of cash flow information:
      Cash paid for interest                                            $    263       $    404       $    551
                                                                        ========       ========       ========


   The accompanying notes are an integral part of the financial statements.

Opta Food Ingredients, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------


1.   Organization and Basis of Presentation

     Opta Food Ingredients, Inc. (the "Company") is a leading innovator, manufacturer and marketer of proprietary food ingredients that improve the nutritional content, healthfulness, texture and taste of its customers' food products. Opta is committed to finding solutions to customers' formulation challenges by providing texturizing agents that it markets primarily in North America to the dairy, dressings and sauces, meat and baked goods categories. The Company was legally incorporated on April 23, 1991.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the year. Actual results could differ from those estimates.


2.   Summary of Significant Accounting Policies

     Revenue Recognition
     Revenue for product sales is recognized upon shipment. Revenue from product licensing and contract research agreements is recognized as earned pursuant to the related agreement terms. Advance payments received under these agreements are recorded as deferred revenue.

     Cash and Cash Equivalents and Concentration of Credit Risk
     Cash and cash equivalents include investments with initial maturities of three months or less. The Company does not believe that it is subject to any unusual credit risk beyond the normal credit risk related to operating its business.

     Accounts Receivable
     Accounts receivable are reflected net of an allowance for doubtful accounts of $90,000 and $107,000 at December 31, 1998 and 1997, respectively.

     Fair Value of Financial Instruments
     The carrying amount of the Company's financial instruments, primarily cash equivalents, at December 31, 1998 and 1997, approximates its fair value due to the short maturity or holding period.

     Inventories
     Inventories are stated at the lower of cost or market, cost determined using the first-in, first-out method. Inventories are reflected net of reserves of $80,000 and $250,000 at December 31, 1998 and 1997,
     respectively.

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

Opta Food Ingredients, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------

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

     Net Loss Per Share
     Basic net loss per share is determined by dividing the net loss by the weighted average number of common shares outstanding during the year. All common stock equivalents have been excluded from weighted average shares outstanding for calculating diluted net loss per share because such equivalents are anti-dilutive.

     Reclassifications
     Certain reclassifications have been made to the prior years financial statements to conform to current presentation. These reclassifications have no effect on the Company's results of operations or financial position.


3.   Cash Equivalents

     Following is a summary of the fair market value of available-for-sale securities by balance sheet classification (in thousands):


                                                             December 31,
                                                        ----------------------
                                                          1998          1997
                                                        --------      --------
     Cash equivalents:
       Money market funds                               $ 24,280      $ 24,783
       Commercial paper                                    4,725         3,975
       U.S. government obligations                           995         1,895
       Repurchase agreement                                  456         1,119
                                                        --------      --------

                                                        $ 30,456      $ 31,772
                                                        ========      ========


     Gross unrealized gains and losses at December 31, 1998 and 1997 and realized gains and losses on sales of securities for the years then ended were not significant.

Opta Food Ingredients, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------

4.   Notes Receivable

     At December 31, 1998 and 1997, notes receivable from an officer and an employee are included in other assets. The terms of the notes forgive the principal and related interest ratably over a five year period as long as the officer and employee remain employed by the Company or if terminated without cause. The officer's note receivable was satisfied during 1998. Balances of these notes are as follows (in thousands):



                                                              December 31,
                                                          ---------------------
                                                           1998          1997
                                                          -------       -------

     Unsecured note bearing interest at 8%                $    60       $    80

     Non-interest bearing note receivable, secured
     by the  Company's common stock owned by officer            -            20
                                                          -------       -------

                                                          $    60       $   100
                                                          =======       =======



5.   Inventories

     Inventories consist of the following (in thousands):



                                                             December 31,
                                                         ---------------------
                                                          1998          1997
                                                         -------       -------

     Raw materials                                       $   420       $   333
     Finished goods                                        1,651         2,215
                                                         -------       -------

                                                         $ 2,071       $ 2,548
                                                         =======       =======

Opta Food Ingredients, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------

6.   Fixed Assets

     Fixed assets consist of the following (in thousands):

                                                        December 31,
                                                    --------------------
                                                     1998       1997
                                                    ---------  ---------
     Plant equipment                                $ 10,271   $  8,994
     Land, building and improvements                   5,816      5,794
     Office furniture and equipment                      726        604
     Lab equipment                                       590        562
                                                    ---------  ---------

                                                      17,403     15,954
     Accumulated depreciation                         (4,930)    (3,746)
                                                    ---------  ---------

                                                    $ 12,473   $ 12,208
                                                    =========  =========

7.   Patents and Trademarks

     Patents and trademarks consist of the following (in thousands):

                                                        December 31,
                                                    --------------------
                                                     1998        1997
                                                    ---------  ---------
     Patents and trademarks                         $  1,886   $  1,822
     Accumulated amortization                         (1,260)    (1,031)
                                                    ---------  ---------

                                                    $    626   $    791
                                                    =========  =========

8.   Accrued Expenses

     Accrued expenses consist of the following (in thousands):

                                                         December 31,
                                                    ----------------------
                                                       1998        1997
                                                    ----------  ----------
     Bonuses                                        $     670   $     242
     Payroll costs and benefits                           154          89
     Professional fees                                    123         127
     Other                                                309         601
                                                    ----------  ----------

                                                    $   1,256   $   1,059
                                                    ==========  ==========

Opta Food Ingredients, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------

9. Borrowings

   Long term debt consists of the following (in thousands):


                                                                                      December 31,
                                                                              --------------------------
                                                                                  1998          1997
                                                                              ------------  ------------
Mortgage payable to a bank due in quarterly installments of $27 including interest at 7.37% with the remaining balance of $1,678 due
June 2002, secured by the Company's corporate headquarters                    $     2,145   $     2,225

Equipment line of credit due in quarterly installments of $80 plus interest at LIBOR plus 2.5% (7.75% at December 31, 1998) beginning
August 1999, secured by certain fixed assets, due March 2002                          955             -

Note payable to a bank due in quarterly installments of $275 plus interest
at prime plus 1%, secured by certain fixed assets                                       -         1,100

Note payable to a state government agency and guaranteed by the U.S.
Small Business Administration due in monthly installments of $6
including interest at 5.554% due July 2003, secured by certain fixed assets           269           320

Note payable to a state government agency due in monthly installments of $6 plus interest at prime plus 2 1/2 % (10.25% at December 31, 1998)
due June 2000, secured by certain fixed assets                                        107           179

Note payable to a state government agency due in monthly installments
of $3 including interest at 3% due July 2001, secured by certain fixed assets          76           103

Other                                                                                   -           183
                                                                              ------------  ------------
                                                                                    3,552         4,110
Current portion                                                                      (426)       (1,485)
                                                                              ------------  ------------

                                                                              $     3,126   $     2,625
                                                                              ============  ============


Maturities of long term debt for each of the years ended December 31 are as follows (in thousands):

           1999                                              $   426
           2000                                                  553
           2001                                                  502
           2002                                                2,011
           2003                                                   60
                                                             --------

                                                             $ 3,552
                                                             ========

Opta Food Ingredients, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------

     The Company has a $5 million equipment line of credit from a bank with interest at prime or 90 day LIBOR plus 2.5%. The line of credit is available through March 1999 and expires in March 2002. At December 31, 1998, the Company had $4,045,000 available to borrow under the equipment line of credit. The Company's debt agreements contain certain financial covenants and restrict the Company's ability to participate in merger discussions, pay dividends, limit annual capital expenditures, invest in certain types of securities and obtain additional debt financing without bank approval. At December 31, 1998, the Company was in compliance with the terms of these agreements.


10.  Income Taxes

     Deferred tax benefits consist of the following (in thousands):

                                                          December 31,
                                                 ------------------------------
                                                   1998       1997       1996
                                                 --------  ---------  ---------
     Federal                                     $   918   $  1,548   $  1,563
     State                                           220        389        411
                                                 --------  ---------  ---------

                                                   1,138      1,937      1,974
     Increase in valuation allowance              (1,138)    (1,937)    (1,974)
                                                 --------  ---------  ---------

                                                 $     -   $     -    $     -
                                                 ========  =========  =========

     Deferred tax assets consist of the following (in thousands):

                                                             December 31,
                                                         -----------------------
                                                            1998         1997
                                                         ----------  -----------
     Net operating loss carryforwards                    $  12,571   $   11,576
     Research and development credit                         1,033          889
     Other state tax credits                                    20           27
     Expense accruals and other                                489          483
                                                         ----------   ----------

     Gross deferred tax assets                              14,113       12,975
     Valuation allowance                                   (14,113)     (12,975)
                                                         ----------   ----------

                                                         $     -      $     -
                                                         ==========   ==========

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

A reconciliation between the amount of reported tax expense and the amount computed using the U.S. federal statutory rate of 35% follows (in thousands):


                                                                                December 31,
                                                                ----------------------------------------
                                                                    1998           1997         1996
                                                                ------------  ------------  ------------
Income tax benefit at statutory rate                                 $ (869)      $(1,599)      $(1,584)
State tax benefit, net                                                 (129)         (234)         (247)
Stock option exercises                                                    -            (3)         (135)
Research and development credits                                       (160)         (146)         (114)
Other state credits                                                      24            28            29
Other                                                                    (4)           17            77
                                                                ------------  ------------  ------------

                                                                     (1,138)       (1,937)       (1,974)
Increase in valuation allowance                                       1,138         1,937         1,974
                                                                ------------  ------------  ------------

                                                                      $   -         $   -         $   -
                                                                ============  ============  ============

At December 31, 1998, the Company had federal net operating loss carryforwards and research and development credits which may be used to offset future federal taxable income and tax liabilities as follows (in thousands):

                                                                Research
                                                  Net             and
              Year of                          Operating      Development
            expiration                           Loss            Credit
         ----------------                     ------------   -------------

               2006                           $   1,219         $    76
               2007                               4,247             128
               2008                               5,570             144
               2009                               3,720             112
               2010                               4,991              70
               2011                               4,713              48
               2012                               4,335             101
               2018                               2,377             107
                                              ----------       --------

                                              $  31,172         $   786
                                              ==========       ========

Opta Food Ingredients, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------


     A portion of the net operating loss carryforwards and valuation allowances totaling $1,938,000 and $754,000, respectively, relates to deductions for non-qualified stock option exercises and incentive stock option disqualifying dispositions. This amount will be credited to additional paid-in capital upon realization.

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

     Common Stock
     In June 1994, the Company completed the sale and issuance of 2,274,052 units in a private placement to institutional investors resulting in net proceeds of $10,053,000. Each unit consists of one share of the Company's common stock and one-half of one common stock purchase warrant. Each full warrant may be exercised over a three year period beginning in June 1994 for one share of common stock at a per share price of $5 during year one, $6 during year two and $7 during year three. The aggregate fair value of the common stock purchase warrants of $1,592,000 was recorded as additional paid-in capital. During 1997 and 1996, 85,526 and 76,000 shares of common stock were issued pursuant to exercises of such warrants resulting in net proceeds of $616,000 and $422,000, respectively.


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

     In May 1998, the stockholders approved an increase in the number of common shares authorized for issuance under the 1992 Employee, Director, and Consultant Stock Option Plan from 1,666,667 to 1,916,667. The number of common shares authorized for issuance under the 1991 Non-Employee Stock Option Plan is 101,244.

Opta Food Ingredients, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------

The Company has reserved 1,601,569 shares of common stock for issuance under the 1992 Employee, Director and Consultant Stock Option Plan and 9,838 shares for issuance under the 1991 Non-Employee Stock Option Plan at December 31, 1998.

At December 31, 1998, options to purchase 1,551,500 shares were outstanding under the plans, of which 623,929 were exercisable. There were 59,907 shares available for future grant under the plans at December 31, 1998.


Stock option plan transactions were as follows:


                                                                    Weighted average
                                                     Shares          exercise price
                                                 --------------   --------------------
Options outstanding at December 31, 1995               934,387           $ 5.62

Granted                                                562,353           $10.53
Exercised                                             (135,145)          $ 3.14
Cancelled                                             (254,756)          $ 9.25
                                                 --------------

Options outstanding at December 31, 1996             1,106,839           $ 7.58

Granted                                                644,497           $ 5.90
Exercised                                              (21,918)          $ 2.08
Cancelled                                             (512,938)          $ 9.83
                                                 --------------

Options outstanding at December 31, 1997             1,216,480           $ 5.86

Granted                                                390,050           $ 4.79
Exercised                                               (3,000)          $ 5.25
Cancelled                                              (52,030)          $ 6.23
                                                 --------------

Options outstanding at December 31, 1998             1,551,500           $ 5.58
                                                 ==============

Opta Food Ingredients, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------

The following table summarizes information about stock options outstanding and exercisable at December 31, 1998:


                                        Options Outstanding                             Options Exercisable
                      ---------------------------------------------------------  ---------------------------------

      Range of           Number of        Weighted Average          Weighted        Number of         Weighted
      Exercise            Options             Remaining             Average          Options           Average
       Prices           Outstanding       Contractual Life       Exercise Price    Outstanding     Exercise Price
-------------------   --------------   ----------------------   ---------------  --------------   ----------------
$    .06 -  $  .45           63,735            2.40              $         .14          61,235      $        0.13
    3.94 -    5.50          493,570            8.70                       4.88          77,260               5.11
    5.53 -    9.00          938,969            6.80                       6.02         442,394               6.11
   10.00 -   15.50           55,226            4.70                      10.62          43,040              10.39
                      --------------                                             --------------

                          1,551,500                                                    623,929
                      ==============                                             ==============


In 1992, the stockholders approved the Employee Stock Purchase Plan. This plan enables eligible employees to purchase common shares at 85% of the fair market value of the shares during two six month periods beginning January 1 and July 1 of each year. The Company has authorized 200,000 shares of the Company's common stock for issuance under this plan. At December 31, 1998, 143,190 shares remain available for issuance under this plan.

The Company has adopted the disclosure only provisions of FAS 123. Accordingly, no compensation cost has been recognized for the stock plans. Had compensation cost for the Company's stock plans been determined based on fair value at the grant dates for awards in 1998 and 1997 as prescribed by FAS 123, the Company's net loss and net loss per share would have been as follows (in thousands, except for per share amounts):

                                               December 31,
                                       --------------------------
                                          1998          1997
                                       ------------  ------------

Net loss:
As reported                             $(2,482)      $(4,569)
Pro forma                                (2,827)       (5,025)

Net loss per share:
As reported                              $ (.22)       $ (.41)
Pro forma                                  (.26)         (.51)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, risk-free interest rate of 5%, expected volatility of 64.9%, and an option term of 8 years. The weighted average fair value of options granted during the years ended December 31, 1998 and 1997 was $3.45 and $4.20, respectively.

Opta Food Ingredients, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------


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



14.  Related Party Transactions

     In 1991, the Company licensed to Pfizer the exclusive worldwide right to manufacture and market EverFresh for use in seafood processing and the exclusive rights outside of the U.S. to manufacture and market certain Opta Oat Fibers and OptaGrade products in exchange for license fees and royalty payments. The Company provided applications development and marketing support for certain products for additional cash payments from Pfizer through June 1996. In January 1997, all agreements with Pfizer were terminated except for the EverFresh license agreement which was assigned to an unrelated third party. Revenue recognized under these agreements in 1998, 1997 and 1996 was $100,000, $125,000 and $509,000, respectively.



15.  Sales to Major Customers and Export Sales

     During 1998, a single customer accounted for $5.2 million or 37% of product sales. In addition, during 1998, 1997, and 1996, $3.9 million, $3.5 million and $4.1 million of product sales were to a group of independent bakeries that supply a quick service restaurant chain. There were no major individual customers during 1997 and 1996.

     Export sales were $795,000 ($418,000 to Europe and $377,000 to the Middle
     East); $1,209,000 ($376,000 to Europe and $833,000 to the Middle East); and $1,041,000 ($285,000 to Europe and $756,000 to the Middle East) for the years ended December 31, 1998, 1997 and 1996, respectively.

Opta Food Ingredients, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------

16.  Commitments

     Leases

     The Company leases certain equipment and facilities under noncancellable operating leases. Total future minimum payments under these leases are as follows (in thousands):

     Year ended December 31,

     1999                                                          $     144
     2000                                                                144
     2001                                                                136
     2002                                                                150
     2003                                                                150
     Thereafter                                                          323
                                                                   ---------

                                                                   $   1,047
                                                                   =========

     Rent expense for the years ended December 31, 1998, 1997, and 1996 was $157,000, $159,000 and $141,000, respectively.