Form 10-Q
period 1999-03-31
OPTA FOOD INGREDIENTS INC /DE
filed 1999-05-12
CIK 883326

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                   FORM 10-Q


  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                     FOR THE QUARTER ENDED MARCH 31, 1999

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


                       YES   X           NO_____
                           -----



As of April 30, 1999, the registrant had 11,123,779 shares of common stock outstanding.

OPTA FOOD INGREDIENTS, INC.

FORM 10-Q
--------------------------------------------------------------------------------

                         Quarter Ended March 31, 1999
                               Table of Contents

                                                                                Page
                                                                               Number
                                                                               ------
Part I - Financial Information
------------------------------

Item 1 - Financial Statements

  Condensed Balance Sheet March 31, 1999 (Unaudited) and December 31, 1998        3
  Condensed Statement of Operations (Unaudited) for the Three Months Ended
    March 31, 1999 and 1998                                                       4
  Condensed Statement of Cash Flows (Unaudited) for the Three Months Ended
    March 31, 1999 and 1998                                                       5
  Notes to Condensed Unaudited Financial Statements                               6

Item 2 - Management's Discussion and Analysis of Financial Condition
  and Results of Operations                                                       7


Part II - Other Information
---------------------------

  Item 1 through Item 6                                                           11

  Signatures                                                                      12

OPTA FOOD INGREDIENTS, INC.

CONDENSED BALANCE SHEET (in thousands)
-----------------------------------------------------------------------------------------------------

                                                              MARCH 31,                DECEMBER 31,
                                                                1999                       1998
                                                           --------------           -----------------
                                                             (Unaudited)
ASSETS

 Current assets:
   Cash and cash equivalents                                      $ 28,486                   $ 30,315
   Accounts receivable, net                                          2,346                      1,950
   Inventories (Note 2)                                              2,558                      2,071
   Prepaid expenses and other current assets                           359                        384
                                                           ---------------          -----------------

          Total current assets                                      33,749                     34,720

 Fixed assets, net                                                  12,320                     12,473
 Patents and trademarks, net                                           618                        626
 Other assets                                                           67                         69
                                                           ---------------          -----------------

                                                                  $ 46,754                   $ 47,888
                                                           ===============          =================

LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
   Current portion of long term debt                              $    430                   $    426
   Accounts payable                                                  1,052                      1,003
   Accrued expenses                                                    768                      1,256
                                                           ---------------          -----------------

          Total current liabilities                                  2,250                      2,685

 Long term debt                                                      3,042                      3,126


 Stockholders' equity:
   Common stock                                                        111                        111
   Additional paid-in capital                                       79,754                     79,747
   Accumulated deficit                                             (38,403)                   (37,781)
                                                           ---------------          -----------------
          Total stockholders' equity                                41,462                     42,077
                                                           ---------------          -----------------

                                                                  $ 46,754                   $ 47,888
                                                           ===============          =================

OPTA FOOD INGREDIENTS, INC.

CONDENSED STATEMENT OF OPERATIONS (in thousands, except per share data)
--------------------------------------------------------------------------------
(Unaudited)


                                           FOR THE THREE MONTHS ENDED
                                                     MARCH 31,
                                           --------------------------
                                              1999            1998
                                           -----------     ----------
Product revenue                                $ 4,065        $ 2,429

Cost and expenses:
  Cost of revenue                                2,810          1,803
  Selling, general and administrative              999            909
  Research and development                         823            880
  Restructuring costs (Note 3)                     350              -
                                           -----------     ----------
                                                 4,982          3,592
                                           -----------     ----------

Loss from operations                              (917)        (1,163)

Other income (expense):
  Interest income                                  347            435
  Interest expense                                 (68)           (80)
  Other income (expense)                            16            (25)
                                           -----------     ----------

Net loss                                      ($   622)      ($   833)
                                           ===========     ==========

Basic and diluted net loss per share          ($   .06)      ($   .08)
                                           ===========     ==========

Weighted average shares outstanding             11,106         11,080
                                           ===========     ==========

OPTA FOOD INGREDIENTS, INC.

CONDENSED STATEMENT OF CASH FLOWS (in thousands)
--------------------------------------------------------------------------------
(Unaudited)

                                                                   FOR THE THREE MONTHS ENDED
                                                                            MARCH 31,
                                                             -----------------------------------------
                                                                  1999                       1998
                                                             --------------            ---------------
Cash flows from operating activities:
  Net loss                                                        ($   622)                  ($   833)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization                                      383                        349
    Forgiveness of notes receivable                                      -                         20
    Change in assets and liabilities:
       Increase in accounts receivable, net                           (396)                       (69)
       Increase in inventories, net                                   (487)                      (473)
       (Increase) decrease in other assets                              26                        (35)
       Increase (decrease) in accounts payable                          49                       (714)
       Decrease in accrued expenses                                   (488)                      (129)
                                                             -------------             --------------
  Total adjustments                                                   (913)                    (1,051)
                                                             -------------             --------------

Net cash used in operating activities                               (1,535)                    (1,884)

Cash flows from investing activities:
  Purchase of fixed assets, net                                       (170)                       (41)
  Increase in patents and trademarks                                   (52)                       (17)
                                                             -------------             --------------
Net cash used in investing activities                                 (222)                       (58)

Cash flows from financing activities:
  Proceeds from issuance of common stock, net                            7                          -
  Principal payments on long term debt                                 (79)                      (376)
                                                             -------------             --------------
Net cash used in financing activities                                  (72)                      (376)
                                                             -------------             --------------

Net decrease in cash and cash equivalents                           (1,829)                    (2,318)
Cash and cash equivalents at beginning of period                    30,315                     33,689
                                                             -------------             --------------

Cash and cash equivalents at end of period                         $28,486                    $31,731
                                                             =============             ==============

OPTA FOOD INGREDIENTS, INC.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION

     The condensed financial statements of Opta Food Ingredients, Inc. (the "Company" or "Opta") include, in the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair statement of the Company's financial position at March 31, 1999 and December 31, 1998 and the results of operations for the three months ended March 31, 1999 and 1998, respectively. The results of operations are not necessarily indicative of results for a full year.

     These financial statements should be read in conjunction with the financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, filed with the Securities and Exchange Commission pursuant to Section 13 of the Securities Exchange Act of 1934. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations.

2.   INVENTORIES (Unaudited)

     Inventories consist of the following (in thousands):

                                          MARCH 31,              DECEMBER 31,
                                             1999                    1998
                                      ------------------       ----------------
     Raw materials                                $  688                 $  420
     Finished goods                                1,870                  1,651
                                      ------------------       ----------------

                                                  $2,558                 $2,071
                                      ==================       ================

     Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method. Inventories are reflected net of reserves of $197,000 at March 31, 1999 and $80,000 at December 31, 1998.

3.   RESTRUCTURING COSTS

     On February 18, 1999, the Company announced a restructuring program which included a reduction in headcount at its corporate headquarters as a result of discontinuing research on its protein coatings and encapsulation technology platform. As a result, the Company recorded a restructuring charge of $350,000 which is included in operating expenses for the three months ended March 31, 1999.

4.   NET LOSS PER SHARE

     Basic net loss per share is determined by dividing the net loss by the weighted average number of common shares outstanding during the period. All common stock equivalents have been excluded from weighted average shares outstanding for calculating diluted net loss per share because such equivalents are ant-dilutive.

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

The Company began shipping its first product, EverFresh(R), in November 1991, acquired an oat fiber business in June 1992 and launched Opta(R) Oat Fibers in September 1992, began shipping OptaGrade(R) in the fourth quarter of 1993, commercialized CrystaLean(R) and OptaFil(R) in 1994, introduced OptaMist(TM), Optex(R) and OptaGlaze(R) in June 1996 and launched Opta Baking Gloss in May 1998. The Company currently derives substantially all of its revenue from its Opta Oat Fibers, OptaGrade, OptaMist and CrystaLean products. The Company has not been profitable since inception and expects to incur additional losses. This discussion should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and the accompanying unaudited condensed financial statements and notes for the three months ended March 31, 1999 and 1998, respectively.

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

OPTA FOOD INGREDIENTS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998:

Revenue. Revenue for the three months ended March 31, 1999 was $4.1 million, representing an increase of $1.6 million or 67% in comparison to $2.4 million for the comparable 1998 quarter. The increase in 1999 first quarter revenue was largely the result of increased demand from two of the Company's major customers, one of which was not a major customer in the comparable 1998 quarter.

Cost of Revenue. Cost of revenue for the three months ended March 31, 1999 was $2.8 million, representing an increase of $1.0 million or 56% in comparison to $1.8 million for the comparable 1998 quarter. Cost of revenue as a percentage of revenue decreased to 69% for the first quarter of 1999 as compared to 74% in the first quarter of 1998. This percentage decrease was largely the result of certain improvements in Opta Oat Fibers' margins resulting from operating efficiencies as well as a reduction in manufacturing costs. Opta is attempting to further reduce its cost of revenue as a percentage of revenue during 1999 through manufacturing efficiencies gained from increased production volume, although there is no assurance that such reductions will be realized.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 1999 were $999,000 representing an increase of $90,000 or 10% in comparison to $909,000 for the comparable 1998 quarter. The increase in SG&A expenses was principally due to an increase in legal and consulting costs.

Research and Development Expenses. Research and development ("R&D") expenses for the three months ended March 31, 1999 were $823,000 representing a decrease of $57,000 or 6% in comparison to $880,000 for the comparable 1998 quarter. The decrease in R&D expenses was the result of the reduction in personnel costs related to the Company's restructuring program which discontinued research on its protein coatings and encapsulation technology platform.

Restructuring Costs. The Company recorded a restructuring charge of $350,000 which is included in operating expenses for the three months ended March 31, 1999. This charge was the result of a cost reduction program which included a reduction in headcount at its corporate headquarters as a result of discontinuing research on its protein coatings and encapsulation technology platform.

Other Income. Other income for the three months ended March 31, 1999 was $295,000, representing a decrease of $35,000 or 11% in comparison to $330,000 for the comparable 1998 quarter. The decrease was due to decreased interest income on reduced amounts of cash and cash equivalents offset in part by decreased interest expense on lower levels of debt during the first quarter of 1999 as compared to the comparable 1998 quarter.

OPTA FOOD INGREDIENTS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES:

At March 31, 1999, the Company had $28.5 million in cash and cash equivalents and $31.5 million of working capital. The Company used approximately $1.5 million of cash in operations during the three months ended March 31, 1999, compared with approximately $1.9 million used in the comparable 1998 quarter. The Company expects to incur significant operating losses as it continues to increase its investment in the development, production and marketing of its new and existing products. The Company intends to fund its operating losses principally through product sales, existing cash and cash equivalents, short term investments, and long and short term debt.

Capital expenditures were $170,000 and $41,000 for the three months ended March 31, 1999 and 1998, respectively. The higher level of capital expenditures for the first quarter of 1999 was related to the completion of the expansion of the Louisville production facility which was started during the fourth quarter of 1998 to increase the Company's capacity to produce oat fiber.

The Company's various debt agreements contain covenants that restrict the Company's ability to participate in merger discussions, pay dividends, limit annual capital expenditures, invest in certain types of securities and obtain additional debt financing without bank approval. The Company was in compliance with respect to all covenants and restrictions in its loan agreements at March 31, 1999.

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

The Company has retained a consultant to review the Year 2000 compliance of its non-IT systems which include equipment or processes used in its manufacturing facilities that may contain embedded technology. The Company expects to receive the consultant's report and assessment of its Year 2000 compliance by the end of the second quarter of 1999. In addition, the Company is currently evaluating all other non-IT systems including research and development, telecommunications and general office equipment for Year 2000 compliance utilizing internal resources. The Company expects to complete this evaluation by the end of the second quarter of 1999.

Management believes that the most significant risk to the Company of Year 2000 compliance issues is the effect such issues may have on its suppliers and customers. The Company is taking steps including contacting its significant suppliers and major customers in 1999 to assess the Year 2000 readiness of its such suppliers and customers. Upon completion of this assessment, which will be concluded by the third quarter of 1999, the Company will undertake an evaluation of the potential effects on its operations of any such third-party non-compliance on the Company's operations. Based on such evaluation, the Company will determine the most reasonably likely worst case scenarios arising from Year 2000 non-compliance and contingency plans to respond to such scenarios.

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


PART I ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
---------------------------------------------------------

In January 1997, the Securities and Exchange Commission issued Financial Reporting Release No. 48, which expands the disclosure requirements for certain derivatives and other financial instruments. The Company does not utilize derivative financial instruments. The carrying amounts reflected in the condensed balance sheet of cash and cash equivalents, trade receivables and trade payables approximates fair value at March 31, 1999 due to the short maturities of these instruments.

OPTA FOOD INGREDIENTS, INC.

PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

Items 1, 2, 3, 4, 5 and 6(b) - Not Applicable.


ITEM 6 (A)    EXHIBITS

  (11) Basic and diluted net loss per share computation (in thousands, except per share data):

                                                        FOR THE THREE MONTHS
                                                           ENDED MARCH 31,
                                                  --------------------------------
                                                        1999              1998
                                                  -------------     --------------
Net loss                                                ($  622)           ($  833)
                                                  =============     ==============

Weighted average shares outstanding                      11,106             11,080
                                                  =============     ==============

Basic and diluted net loss per share                      ($.06)             ($.08)
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



                               Opta Food Ingredients, Inc.
                               ---------------------------
                                  (Registrant)



DATE: May 7, 1999              BY: /s/ Lewis C. Paine, III
                                  ------------------------------
                                  Lewis C. Paine, III
                                  Chairman of the Board, President and
                                  Chief Executive Officer
                                  (principal executive officer)



DATE: May 7, 1999              BY: /s/ Scott A. Kumf
                                  ------------------------------
                                  Scott A. Kumf
                                  Chief Financial Officer,
                                  Vice President Administration and Treasurer
                                  (principal financial and accounting officer)