Form 10-Q
period 1999-06-30
OPTA FOOD INGREDIENTS INC /DE
filed 1999-08-11
CIK 883326

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                   FORM 10-Q


     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      FOR THE QUARTER ENDED JUNE 30, 1999

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



As of July 31, 1999, the registrant had 10,973,779 shares of common stock outstanding.

OPTA FOOD INGREDIENTS, INC.

FORM 10-Q
--------------------------------------------------------------------------------

                          Quarter Ended June 30, 1999
                               Table of Contents


                                                                           Page
                                                                          Number
                                                                          ------
Part I - Financial Information
------------------------------

Item 1 - Financial Statements

  Condensed Balance Sheet
    June 30, 1999 (Unaudited) and December 31, 1998 (Audited)               3
  Condensed Statement of Operations for the
    Three and Six Months Ended June 30, 1999 and 1998 (Unaudited)           4
  Condensed Statement of Cash Flows for the
    Six Months Ended June 30, 1999 and 1998 (Unaudited)                     5
  Notes to Condensed Unaudited Financial Statements                         6

Item 2 - Management's Discussion and Analysis of
  Financial Condition and Results of Operations                             8


Item 3  Quantitative and Qualitative Disclosure about                       12
  Market Risk


Part II - Other Information
---------------------------

    Item 1 through Item 6                                                   13

    Signatures                                                              15

OPTA FOOD INGREDIENTS, INC.

CONDENSED BALANCE SHEET (in thousands)
--------------------------------------------------------------------------------

                                                JUNE 30,              DECEMBER 31,
                                                  1999                    1998
                                                --------                --------
                                              (Unaudited)              (Audited)
ASSETS

 Current assets:
   Cash and cash equivalents                    $ 25,224                $ 30,315
   Accounts receivable, net                        3,076                   1,950
   Inventories, net (Note 2)                       2,978                   2,071
   Prepaid expenses and other current
     assets                                          423                     384
                                                --------                --------

        Total current assets                      31,701                  34,720

 Fixed assets, net                                12,208                  12,473
 Goodwill                                          1,592                       -
 Patents and trademarks, net                         569                     626
 Other assets                                         67                      69
                                                --------                --------

                                                $ 46,137                $ 47,888
                                                ========                ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long term debt            $    427                $    426
   Accounts payable                                  982                   1,003
   Accrued expenses                                  783                   1,256
                                                --------                --------

       Total current liabilities                   2,192                   2,685

 Long term debt                                    2,979                   3,126


Stockholders' equity:
   Common stock                                      111                     111
   Additional paid-in capital                     79,754                  79,747
   Treasury Stock                                   (444)                      -
   Accumulated deficit                           (38,455)                (37,781)
                                                --------                --------
Total stockholders' equity                        40,966                  42,077
                                                --------                --------

                                                $ 46,137                $ 47,888
                                                ========                ========

    The accompanying notes are an integral part of the financial statements.

OPTA FOOD INGREDIENTS, INC.

CONDENSED STATEMENT OF OPERATIONS (in thousands, except per share data)
--------------------------------------------------------------------------------
(Unaudited)

                                                     FOR THE THREE MONTHS ENDED              FOR THE SIX MONTHS ENDED
                                                              JUNE 30,                               JUNE 30,
                                                -----------------------------------      ---------------------------------
                                                     1999                1998                 1999               1998
                                                -------------     -----------------      -------------     ---------------
Product revenue                                       $ 4,506               $ 3,152            $ 8,571            $  5,581

Cost and expenses:
  Cost of revenue                                       2,943                 2,343              5,753               4,146
  Selling, general and administrative                   1,102                   952              2,101               1,861
  Research and development                                796                   895              1,619               1,775
  Restructuring costs (Note 3)                              -                     -                350                   -
                                                -------------     -----------------      -------------     ---------------
                                                        4,841                 4,190              9,823               7,782
                                                -------------     -----------------      -------------     ---------------

Loss from operations                                     (335)               (1,038)            (1,252)             (2,201)

Other income (expense):
  Interest income                                         333                   408                680                 843
  Interest expense                                        (63)                  (77)              (131)               (157)
  Other income (expense), net                              13                    21                 29                  (4)
                                                -------------     -----------------      -------------     ---------------
                                                          283                   352                578                 682
                                                -------------     -----------------      -------------     ---------------

Net loss                                                 ($52)                ($686)             ($674)            ($1,519)
                                                =============     =================      =============     ===============

Basic and diluted net loss per share (Note 4)           ($.00)                ($.06)             ($.06)              ($.14)
                                                =============     =================      =============     ===============

Weighted average shares outstanding                    11,047                11,081             11,076              11,080
                                                =============     =================      =============     ===============


    The accompanying notes are an integral part of the financial statements.

OPTA FOOD INGREDIENTS, INC.

CONDENSED STATEMENT OF CASH FLOWS (in thousands)
--------------------------------------------------------------------------------
(Unaudited)

                                                                  FOR THE SIX MONTHS ENDED
                                                                          JUNE 30,
                                                        ----------------------------------------------
                                                                1999                       1998
                                                        ------------------        --------------------
Cash flows from operating activities:
  Net loss                                                      ($674)                    ($1,519)
  Adjustments to reconcile net loss to cash used
    in operating activities:
    Depreciation and amortization                                 768                         705
    Forgiveness of notes receivable                                 -                          20
    Change in assets and liabilities:
      Increase in accounts receivable, net                       (700)                       (744)
      Increase in inventories, net                               (631)                       (360)
      Increase in other assets                                    (33)                       (102)
      Decrease in accounts payable                                (21)                        (91)
      Decrease in accrued expenses                               (473)                       (259)
                                                            ---------                  ----------
  Total adjustments                                            (1,090)                       (831)
                                                            ---------                  ----------

Net cash used in operating activities                          (1,764)                     (2,350)

Cash flows from investing activities:
  Acquisition of Stabilized Products                           (2,374)                          -
  Purchase of fixed assets                                       (309)                       (274)
  Increase in patents and trademarks                              (61)                        (28)
                                                            ---------                  ----------


Net cash used in investing activities                          (2,744)                       (302)

Cash flows from financing activities:
  Proceeds from issuance of common stock                            7                          16
  Purchase of treasury stock                                     (444)                          -
  Principal payments on long term debt                           (146)                       (748)
                                                            ---------                  ----------

Net cash used in financing activities                            (583)                       (732)
                                                            ---------                  ----------
Net decrease in cash and cash equivalents                      (5,091)                     (3,384)
Cash and cash equivalents at beginning of period               30,315                      33,689
                                                            ---------                  ----------

Cash and cash equivalents at end of period                    $25,224                     $30,305
                                                            =========                  ==========


   The accompanying notes are an integral part of the financial statements.

OPTA FOOD INGREDIENTS, INC.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

   The condensed financial statements of Opta Food Ingredients, Inc. (the "Company") include, in the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair statement of the Company's financial position at June 30, 1999 and December 31, 1998 and the results of operations for the three and six months ended June 30, 1999 and 1998, respectively. The results of operations are not necessarily indicative of results for a full year.

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

2. INVENTORIES, NET

   Inventories consist of the following (in thousands):

                                                   JUNE 30,                  DECEMBER 31,
                                                     1999                       1998
                                                  ---------                   --------

Raw materials                                        $1,046                     $  420
Finished goods                                        1,932                      1,651
                                                  ---------                   --------
                                                     $2,978                     $2,071
                                                  =========                   ========

   Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method. Inventories are reflected net of reserves of $383,000 at June 30, 1999 and $80,000 at December 31, 1998.

3. RESTRUCTURING COSTS

   On February 18, 1999, the Company announced a restructuring program which included a reduction in headcount at its corporate headquarters as a result of discontinuing research on its protein coatings and encapsulation technology platform. As a result, the Company recorded a restructuring charge of $350,000 in the first quarter of 1999 which is included in operating expenses for the six months ended June 30, 1999.

4. NET LOSS PER SHARE

   Basic net loss per share is determined by dividing the net loss by the weighted average number of common shares outstanding during the period. All common stock equivalents have been excluded from weighted average shares outstanding for calculating diluted net loss per share because such equivalents are anti-dilutive.

OPTA FOOD INGREDIENTS, INC.

--------------------------------------------------------------------------------

5. STOCK REPURCHASE PLAN

   In April 1999, the Company's Board of Directors approved a stock repurchase plan under which the Company is authorized to purchase shares subject to certain business and market restrictions. In May 1999, the Company purchased 150,000 shares of common stock at an aggregate cost of $443,750 which has been recorded as treasury stock at June 30, 1999.


6. ACQUISITION OF STABILIZED PRODUCTS, INC.

   On June 30, 1999, the Company purchased the assets of Stabilized Products, Inc. for approximately $2,374,000. The Company's balance sheet at June 30, 1999 reflects the following preliminary purchase price allocation:

          Accounts Receivable    $  426,000
          Inventories               276,000
          Other assets               80,000
          Goodwill                1,592,000

   The Company's condensed statements of operations and cash flows for the three and six months ended June 30, 1999 do not reflect any financial results of Stabilized Products, Inc. The goodwill related to the acquisition will be amortized on a straight-line basis over a 10 year period.

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

The Company began shipping its first product, EverFresh, in November 1991, acquired an oat fiber business in June 1992, launched Opta Oat Fibers in September 1992, began shipping OptaGrade in the fourth quarter of 1993, commercialized CrystaLean and OptaFil in 1994, introduced OptaMist, Optex and OptaGlaze in June 1996 and launched Opta Baking Gloss in May 1998. The Company currently derives substantially all of its revenue from its Opta Oat Fibers, OptaGrade, OptaMist and CrystaLean products. The Company has not been profitable since inception and expects to incur additional operating losses. This discussion should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and the accompanying unaudited condensed financial statements and notes for the three and six months ended June 30, 1999 and 1998, respectively.

The following Discussion and Analysis of the Company's Financial Condition and Results of Operations may contain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from historical results or the Company's expectations as expressed in such forward-looking statements. Factors which could cause actual results to differ from these expectations include the size and timing of significant orders, as well as deferral of orders, over which the Company has no control; the extended product testing cycles of the Company's potential customers; the variation in the Company's sales cycles from customer to customer; increased competition posed by food ingredient manufacturers; changes in pricing policies by the Company and its competitors; the adequacy of existing manufacturing capacity, or the need to
secure or build additional   manufacturing capacity in order to meet the demand
for the Company's products; the Company's success in expanding its sales and marketing programs and its ability to gain increased market acceptance for its existing product lines; the Company's ability to timely develop and successfully introduce new products in its pipeline at acceptable costs; the ability to scale up and successfully produce its products; the potential for significant quarterly variations in the mix of sales among the Company's products; the gain or loss of significant customers; shortages in the availability of raw materials from the Company's suppliers; the impact of new government regulations on food products; potential Year 2000 problems; and general economic conditions.

OPTA FOOD INGREDIENTS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998:

Revenue. Revenue for the three months ended June 30, 1999 was $4.5 million, representing an increase of $1.3 million or 43% in comparison to $3.1 million for the comparable 1998 quarter. The increase in 1999 revenue was largely the result of increased demand from two of the Company's major customers, one of which was not a major customer in the comparable 1998 quarter.

Cost of revenue. Cost of revenue for the three months ended June 30, 1999 was $2.9 million, representing an increase of $600,000 or 26% in comparison to $2.3 million for the comparable 1998 quarter. Cost of revenue as a percentage of revenue decreased to 65% for the second quarter of 1999 as compared to 74% in the second quarter of 1998. This percentage decrease was largely the result of certain improvements in Opta Oat Fibers' margins resulting from operating efficiencies as well as a reduction in manufacturing costs.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses for the three months ended June 30, 1999 were $1.1 million, representing an increase of $150,000 or 16% in comparison to $952,000 for the comparable 1998 quarter. The increase in SG&A expenses was principally due to an increase in legal expenses and consulting costs.

Research and Development Expenses. Research and development ("R&D") expenses for the three months ended June 30, 1999 were $796,000, representing a decrease of $99,000 or 11% in comparison to $895,000 for the comparable 1998 quarter. The decrease in R&D expenses was the result of the reduction in personnel costs related to the Company's restructuring program which discontinued research on its protein coatings and encapsulation technology platform.

Other Income. Other income for the three months ended June 30, 1999 was $283,000, representing a decrease of $69,000 or 20% in comparison to $352,000 for the comparable 1998 quarter. The decrease was due to decreased interest income on reduced amounts of cash and cash equivalents offset in part by decreased interest expense on lower levels of debt during the second quarter of 1999 as compared to the comparable 1998 quarter.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998:

Revenue. Revenue for the six months ended June 30, 1999 was $8.6 million, representing an increase of $3.0 million or 54% in comparison to $5.6 million for the first six months of 1998. The increase in 1999 revenue was largely the result of increased demand from two of the Company's major customers, one of which was not a major customer in the comparable 1998 period.

OPTA FOOD INGREDIENTS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Cost of Revenue. Cost of revenue for the six months ended June 30, 1999 was $5.7 million, representing an increase of $1.6 million or 39% in comparison to $4.1 million for the comparable 1998 period. Cost of revenue as a percentage of revenue decreased to 67% in 1998 as compared to 74% for the 1998 period. This percentage decrease was largely the result of certain improvements in Opta Oat Fibers' margins resulting from operating efficiencies as well as a reduction in manufacturing costs. Opta is attempting to further reduce its cost of revenue as a percentage of revenue during 1999 through manufacturing efficiencies gained from increased production volume, although there is no assurance that such reductions will be realized.

Selling, General and Administrative Expenses. SG&A expenses for the six months ended June 30, 1999 were $2.1 million, representing an increase of $240,000 or 13% in comparison to $1.9 million for the comparable 1998 period. The increase in SG&A expenses was principally due to an increase in legal and consulting costs.

Research and Development Expenses. R&D expenses for the six months ended June 30, 1999 were $1.6 million, representing a decrease of $156,000 or 9% in comparison to $1.8 million for the comparable 1998 period. The decrease in R&D expenses was the result of the reduction in personnel costs related to the Company's restructuring program which discontinued research on its protein coatings and encapsulation technology platform.

Restructuring Costs. The Company recorded a restructuring charge of $350,000 during the first quarter of 1999 which is included in operating expenses for the six months ended June 30, 1999. This charge was the result of a cost reduction program which included a reduction in headcount at its corporate headquarters as a result of discontinuing research on its protein coatings and encapsulation technology platform.

Other Income. Other income for the six months ended June 30, 1999 was $578,000, representing a decrease of $104,000 or 15% in comparison to $682,000 for the comparable 1998 period. The decrease was due to decreased interest income on reduced amounts of cash and cash equivalents offset in part by decreased interest expense on lower levels of debt during the second quarter of 1999 as compared to the comparable 1998 quarter.

LIQUIDITY AND CAPITAL RESOURCES:

At June 30, 1999, the Company had $25.2 million in cash and cash equivalents and $29.5 million of working capital. The Company used approximately $1.8 million of cash in operations during the six months ended June 30, 1999 compared with approximately $2.4 million used in the comparable 1998 period. The Company expects to incur operating losses as it continues to fund its investment in the development, production and marketing of its new and existing products. The Company intends to fund its operating losses principally through product sales, existing cash and cash equivalents, short term investments, and long and short term debt.

Capital expenditures were $309,000 and $274,000 for the six months ended June 30, 1999 and 1998, respectively. The Company utilized approximately $2.4 million in cash to acquire the assets of Stabilized Products, Inc. on June 30, 1999.

OPTA FOOD INGREDIENTS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The Company's various debt agreements contain covenants that restrict the Company's ability to participate in merger discussions, pay dividends, limit annual capital expenditures, invest in certain types of securities and obtain additional debt financing without bank approval. The Company was in compliance with respect to all covenants and restrictions in its loan agreements at June 30, 1999.

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

The Company retained a consulting firm to review the Year 2000 compliance of its non-IT systems which include equipment or processes used in its manufacturing facilities that may contain embedded technology. The consultants have recently issued their report and assessment which concluded that the Company's non-IT
critical systems in its manufacturing facilities are Year 2000 compliant.    The
Company is currently evaluating all other non-IT systems including research and development, telecommunications and general office equipment for Year 2000 compliance utilizing internal resources. The Company expects to complete this evaluation by the end of the third quarter of 1999.

OPTA FOOD INGREDIENTS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Management believes that the most significant risk to the Company regarding Year 2000 compliance issues is the effect such issues may have on its suppliers and customers. The Company is in the process of contacting its significant suppliers and major customers in 1999 to assess the Year 2000 readiness of such suppliers and customers. Upon completion of this assessment, which will be concluded by the third quarter of 1999, the Company will undertake an evaluation of the potential effects of any such third-party non-compliance on the Company's operations. Based on such evaluation, the Company will determine the most reasonably likely worst case scenarios arising from Year 2000 non-compliance and implement contingency plans to respond to such scenarios.


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


PART I ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
---------------------------------------------------------

In January 1997, the Securities and Exchange Commission issued Financial Reporting Release No. 48, which expands the disclosure requirements for certain derivatives and other financial instruments. The Company does not utilize derivative financial instruments. The carrying amounts reflected in the condensed balance sheet of cash and cash equivalents, trade receivables and trade payables approximates fair value at June 30, 1999 due to the short maturities of these instruments.

OPTA FOOD INGREDIENTS, INC.

PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

Items 1, 2, 3 and 6(b) - Not Applicable.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a) The Annual Meeting of Opta Food Ingredients, Inc. was held on Tuesday, May 18, 1999.

          (b) The following individuals were elected to the Board of Directors for a term expiring in 2000:

                         Shares voted in favor  Votes withheld
                         ---------------------  --------------
William P. Carmichael          9,513,284            838,132
A. S. Clausi                   9,513,069            838,347
Harry Fields                   9,511,234            840,182
Glynn C. Morris                9,513,284            838,132
Lewis C. Paine, III            9,512,714            838,702
Frederic Stevenin              9,513,269            838,147

There were no broker non-votes.

          (c) The stockholders approved an amendment to the 1992 Employee, Director and Consultant Stock Option Plan ("Plan") to increase the Company's Common Stock available for issuance under the Plan by 250,000 shares by a vote of 7,076,663 for, 3,158,763 against and 115,990 abstaining, with no broker non-votes.

          (d) The stockholders approved the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for fiscal year 1999 by a vote of 10,323,132 for, 19,700 against and 8,584 abstaining, with no broker non-votes.

OPTA FOOD INGREDIENTS, INC.

PART II - OTHER INFORMATION
________________________________________________________________________________

ITEM 6 (a) EXHIBITS

           (10) Material contracts
                    10.1 Asset Purchase Agreement among the Company, Stabilized
                         Products, Inc. and the stockholders of Stabilized Products, Inc., dated June 16, 1999.

           (11) Basic and diluted net loss per share computation (in thousands, except per share data):

                                                      FOR THE THREE MONTHS ENDED                FOR THE SIX MONTHS ENDED
                                                              JUNE 30,                                   JUNE 30,
                                                  -----------------------------------      ----------------------------------
                                                       1999                1998                 1999               1998
                                                  -------------     -----------------      -------------     ----------------
Net loss                                                   ($52)                ($686)             ($674)             ($1,519)
                                                  =============     =================      =============     ================

Weighted average shares outstanding                      11,047                11,081             11,076               11,080
                                                  =============     =================      =============     ================

Basic and diluted net loss per share                      ($.00)                ($.06)             ($.06)               ($.14)
                                                  =============     =================      =============     ================


     All common stock equivalents have been excluded from weighted average shares outstanding for the purpose of calculating diluted net loss per share.


     (27) Financial data schedule.

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



                                  Opta Food Ingredients, Inc.
                                  ---------------------------
                                     (Registrant)



DATE: August 9, 1999              BY: /s/ Lewis C. Paine, III
                                      -----------------------
                                      Lewis C. Paine, III
                                      Chairman of the Board, President and
                                      Chief Executive Officer
                                      (principal executive officer)



DATE: August 9, 1999              BY: /s/ Scott A. Kumf
                                      -----------------
                                      Scott A. Kumf
                                      Chief Financial Officer,
                                      Vice President Administration and
                                      Treasurer (principal financial and
                                      accounting officer)

                                 Exhibit Index


        Exhibit No.      Description
        -----------      -----------
            10           Material contracts

            10.1 Asset Purchase Agreement among the Company, Stabilized Products, Inc. and the stockholders of Stabilized Products, Inc., dated June 16, 1999.

            11 Basic and diluted net loss per share computation (see Item 6 of Part II on page 14).

            27           Financial data schedule.