Form 10-Q
period 1999-09-30
OPTA FOOD INGREDIENTS INC /DE
filed 1999-11-05
CIK 883326

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-Q


     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                          COMMISSION FILE NO. 0-19811
                                              -------


                          OPTA FOOD INGREDIENTS, INC.
             (Exact Name of Registrant as Specified in its Charter)


       DELAWARE                                          04-3117634
------------------------                    ------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)


   25 WIGGINS AVENUE, BEDFORD, MA                             01730
----------------------------------------                   ----------
(Address of Principal Executive Offices)                   (Zip Code)


                                (781) 276-5100
                -----------------------------------------------
                Registrant's Telephone No., Including Area Code:


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



As of November 1, 1999, the registrant had 10,976,901 shares of common stock outstanding.

OPTA FOOD INGREDIENTS, INC.

FORM 10-Q
--------------------------------------------------------------------------------

                        Quarter Ended September 30, 1999
                               Table of Contents

                                                                         Page
                                                                        Number
                                                                        ------
Part I - Financial Information
------------------------------

Item 1 - Financial Statements

  Condensed Balance Sheet
    September 30, 1999 (Unaudited) and December 31, 1998 (Audited)         3
  Condensed Statement of Operations for the
    Three and Nine Months Ended September 30, 1999 and 1998 (Unaudited)    4
  Condensed Statement of Cash Flows for the
    Nine Months Ended September 30, 1999 and 1998 (Unaudited)              5
  Notes to Condensed Unaudited Financial Statements                        6

Item 2 - Management's Discussion and Analysis of
  Financial Condition and Results of Operations                            8

Item 3 - Quantitative and Qualitative Disclosure about                    12
  Market Risk

Part II - Other Information
---------------------------

    Item 1 through Item 6                                                 13

    Signatures                                                            14

OPTA FOOD INGREDIENTS, INC.

CONDENSED BALANCE SHEET (in thousands)
--------------------------------------------------------------------------------

                                                            SEPTEMBER 30,              DECEMBER 31,
                                                                1999                       1998
                                                         ------------------        -------------------
                                                             (Unaudited)                 (Audited)
ASSETS
 Current assets:
   Cash and cash equivalents                                      $ 25,558                   $ 30,315
   Accounts receivable, net                                          3,295                      1,950
   Inventories, net (Note 2)                                         3,358                      2,071
   Prepaid expenses and other current assets                           335                        384
                                                        ------------------        -------------------

        Total current assets                                        32,546                     34,720

 Fixed assets, net                                                  11,942                     12,473
 Goodwill                                                            1,590                          -
 Patents and trademarks, net                                           515                        626
 Other assets                                                           67                         69
                                                        ------------------        -------------------

                                                                  $ 46,660                   $ 47,888
                                                        ==================        ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long term debt                              $    404                   $    426
   Accounts payable                                                  1,241                      1,003
   Accrued expenses                                                    850                      1,256
                                                        ------------------        -------------------

       Total current liabilities                                     2,495                      2,685

 Long term debt                                                      2,857                      3,126


Stockholders' equity:
   Common stock                                                        111                        111
   Additional paid-in capital                                       79,781                     79,747
   Treasury Stock                                                     (444)                         -
   Accumulated deficit                                             (38,140)                   (37,781)
                                                        ------------------        -------------------
Total stockholders' equity                                          41,308                     42,077
                                                        ------------------        -------------------

                                                                  $ 46,660                   $ 47,888
                                                        ==================        ===================

    The accompanying notes are an integral part of the financial statements.

OPTA FOOD INGREDIENTS, INC.

CONDENSED STATEMENT OF OPERATIONS (in thousands, except per share data)
--------------------------------------------------------------------------------
(Unaudited)

                                               FOR THE THREE  MONTHS ENDED                   FOR THE NINE MONTHS ENDED
                                                     SEPTEMBER 30,                                 SEPTEMBER 30,
                                             ------------------------------------      ----------------------------------
                                                    1999                1998                 1999                1998
                                             ---------------     ----------------      --------------     ---------------

Product revenue                                      $ 5,368              $ 4,133             $13,939            $  9,714

Cost and expenses:
  Cost of revenue                                      3,357                3,112               9,110               7,258
  Selling, general and administrative                  1,144                  939               3,245               2,800
  Research and development                               816                  926               2,435               2,701
  Restructuring costs (Note 3)                             -                    -                 350                   -
                                             ---------------     ----------------      --------------     ---------------
                                                       5,317                4,977              15,140              12,759

Income (loss) from operations                             51                 (844)             (1,201)             (3,045)

Other income (expense):
  Interest income                                        316                  397                 996               1,240
  Interest expense                                       (64)                 (57)               (195)               (214)
  Other income, net                                       13                   16                  42                  12
                                             ---------------     ----------------      --------------     ---------------
                                                         265                  356                 843               1,038
                                             ---------------     ----------------      --------------     ---------------

Net income (loss)                                    $   316                ($488)              ($358)            ($2,007)
                                             ===============     ================      ==============     ===============

Basic net income (loss) per share
 (Note 4)                                               $.03                ($.04)              ($.03)              ($.18)
                                             ===============     ================      ==============     ===============

Diluted net income (loss) per share
 (Note 4)                                               $.03                ($.04)              ($.03)              ($.18)
                                             ===============     ================      ==============     ===============

Weighted average shares outstanding
 basic                                                10,975               11,088              11,042              11,083
                                             ===============     ================      ==============     ===============

Weighted average shares outstanding
 diluted                                              11,004               11,088              11,042              11,083
                                             ===============     ================      ==============     ===============



    The accompanying notes are an integral part of the financial statements.

OPTA FOOD INGREDIENTS, INC.

CONDENSED STATEMENT OF CASH FLOWS (in thousands)
--------------------------------------------------------------------------------
(Unaudited)

                                                              FOR THE NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                        ----------------------------------------------
                                                                1999                       1998
                                                        ------------------        --------------------
Cash flows from operating activities:
  Net loss                                                         ($  358)                  ($  2,007)
  Adjustments to reconcile net loss to cash used
    in operating activities:
    Depreciation and amortization                                    1,219                       1,059
    Forgiveness of notes receivable                                      -                          20
    Change in assets and liabilities:
      Increase in accounts receivable, net                            (919)                       (393)
      (Increase) decrease in inventories, net                       (1,011)                        318
      (Increase) decrease in other assets                               54                        (110)
      Increase (decrease) in accounts payable                          238                        (372)
      Decrease in accrued expenses                                    (406)                        (67)
                                                        ------------------        --------------------
  Total adjustments                                                   (825)                        455
                                                        ------------------        --------------------

Net cash used in operating activities                               (1,183)                     (1,552)

Cash flows from investing activities:
  Acquisition of Stabilized Products                                (2,412)                          -
  Purchase of fixed assets                                            (394)                       (878)
  Increase in patents and trademarks                                   (67)                        (42)
  Decrease in other assets                                               2                          52
                                                        ------------------        --------------------

Net cash used in investing activities                               (2,871)                       (868)

Cash flows from financing activities:
  Proceeds from issuance of common stock                                33                          42
  Purchase of treasury stock                                          (444)                          -
  Principal payments on long term debt                                (292)                     (1,100)
                                                        ------------------        --------------------

Net cash used in financing activities                                 (703)                     (1,058)
                                                        ------------------        --------------------

Net decrease in cash and cash equivalents                           (4,757)                     (3,478)
Cash and cash equivalents at beginning of period                    30,315                      33,689
                                                        ------------------        --------------------

Cash and cash equivalents at end of period                         $25,558                   $  30,211
                                                        ==================        ====================

    The accompanying notes are an integral part of the financial statements

OPTA FOOD INGREDIENTS, INC.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

   The condensed financial statements of Opta Food Ingredients, Inc. (the "Company") include, in the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair statement of the Company's financial position at September 30, 1999 and December 31, 1998 and the results of operations for the three and nine months ended September 30, 1999 and 1998, respectively. The results of operations are not necessarily indicative of results for a full year.

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

2. INVENTORIES, NET

   Inventories consist of the following (in thousands):

                                                  SEPTEMBER 30,                December 31,
                                                       1999                        1998
                                              --------------------         ------------------

  Raw materials                                             $1,163                     $  420
  Finished goods                                             2,195                      1,651
                                              --------------------         ------------------

                                                            $3,358                     $2,071
                                              ====================         ==================

          Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method. Inventories are reflected net of reserves of $384,000 at September 30, 1999 and $80,000 at December 31, 1998.

3. RESTRUCTURING COSTS

   On February 18, 1999, the Company announced a restructuring program which included a reduction in headcount at its corporate headquarters as a result of discontinuing research on its protein coatings and encapsulation technology platform. As a result, the Company recorded a restructuring charge of $350,000 in the first quarter of 1999 which is included in operating expenses for the nine months ended September 30, 1999.


4. NET INCOME (LOSS) PER SHARE

   Basic net income (loss) per share is determined by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share for the three months ended September 30, 1999 is determined by dividing the net income by the weighted average shares outstanding including common stock equivalents.

OPTA FOOD INGREDIENTS, INC.

--------------------------------------------------------------------------------

   For the nine months ended September 30, 1999 as well as the three months and nine months ended September 30, 1998, all common stock equivalents have been excluded from weighted average shares outstanding for calculating diluted net income (loss) per share because such equivalents are anti-dilutive.


5. STOCK REPURCHASE PLAN

   In April 1999, the Company's Board of Directors approved a stock repurchase plan under which the Company is authorized to purchase shares subject to certain business and market restrictions. In May 1999, the Company purchased 150,000 shares of common stock at an aggregate cost of $443,750 which has been recorded as treasury stock at September 30, 1999.


6. ACQUISITION OF STABILIZED PRODUCTS, INC.

   On June 30, 1999, the Company purchased the assets of Stabilized Products, Inc. for approximately $2,412,000. The Company's balance sheet at June 30, 1999 reflected the following preliminary purchase price allocation:

        Accounts Receivable            $  426,000
        Inventories                       276,000
        Other assets                       80,000
        Goodwill                        1,630,000


          The Company's condensed statements of operations and cash flows for the three and nine months ended September 30, 1999 reflect the financial results of Stabilized Products, Inc. from July 1, 1999. Proforma financial information has not been provided because the acquisition is deemed immaterial. The goodwill related to the acquisition is being amortized on a straight-line basis over a 10 year period.

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

The Company began shipping its first product, EverFresh, in November 1991, acquired an oat fiber business in June 1992, launched Opta Oat Fibers in September 1992, began shipping OptaGrade in the fourth quarter of 1993, commercialized CrystaLean and OptaFil in 1994, introduced OptaMist, Optex and OptaGlaze in June 1996 and launched Opta Baking Gloss in May 1998. The Company currently derives substantially all of its revenue from its Opta Oat Fibers, OptaGrade, OptaMist and CrystaLean products. This discussion should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and the accompanying unaudited condensed financial statements and notes for the three and nine months ended September 30, 1999 and 1998, respectively.

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

OPTA FOOD INGREDIENTS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998:

Revenue. Revenue for the three months ended September 30, 1999 was $5.4 million, representing an increase of $1.2 million or 30% in comparison to $4.1 million for the comparable 1998 quarter. The increase in 1999 revenue was largely the result of the additional revenue related to the business acquired from Stabilized Products, Inc. ("SPI") on June 30, 1999 as well as increased demand from one of the Company's major customers during the third quarter of 1999.

Cost of revenue. Cost of revenue for the three months ended September 30, 1999 was $3.4 million, representing an increase of $245,000 or 8% in comparison to $3.1 million for the comparable 1998 quarter. Cost of revenue as a percentage of revenue decreased to 63% for the third quarter of 1999 as compared to 75% in the third quarter of 1998. This percentage decrease was largely the result of certain improvements in fiber-based and starch-based product margins resulting from operating efficiencies as well as a reduction in manufacturing costs. In addition, the Company's margins during the third quarter of 1999 were impacted favorably by a supply agreement with one of the Company's major customers.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses for the three months ended September 30, 1999 were $1.1 million, representing an increase of $205,000 or 22% in comparison to $939,000 for the comparable 1998 quarter. The increase in SG&A expenses was principally due to the additional expenses attributable to the business acquired from SPI.

Research and Development Expenses. Research and development ("R&D") expenses for the three months ended September 30, 1999 were $816,000, representing a decrease of $110,000 or 12% in comparison to $926,000 for the comparable 1998 quarter. The decrease in R&D expenses was the result of the reduction in personnel costs related to the Company's restructuring program which discontinued research on its protein coatings and encapsulation technology platform.

Other Income. Other income for the three months ended September 30, 1999 was $265,000, representing a decrease of $91,000 or 26% in comparison to $356,000 for the comparable 1998 quarter. The decrease was due to decreased interest income on reduced amounts of cash and cash equivalents during the third quarter of 1999 as compared to the comparable 1998 quarter.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998:

Revenue. Revenue for the nine months ended September 30, 1999 was $13.9 million, representing an increase of $4.2 million or 43% in comparison to $9.7 million for the first nine months of 1998. The increase in 1999 revenue was largely the result of increased demand from two of the Company's major customers, one of which was not a major customer in the comparable 1998 period, as well as the additional revenue related to the business acquired from SPI on June 30, 1999.

OPTA FOOD INGREDIENTS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Cost of Revenue. Cost of revenue for the nine months ended September 30, 1999 was $9.1 million, representing an increase of $1.8 million or 26% in comparison to $7.3 million for the comparable 1998 period. Cost of revenue as a percentage of revenue decreased to 65% in 1999 as compared to 75% for the 1998 period. This percentage decrease was largely the result of certain improvements in fiber-based and starch-based product margins resulting from operating efficiencies as well as a reduction in manufacturing costs. In addition, the Company's margins during the first nine months 1999 were impacted favorably by a supply agreement with one of the Company's major customers.

Selling, General and Administrative Expenses. SG&A expenses for the nine months ended September 30, 1999 were $3.2 million, representing an increase of $445,000 or 16% in comparison to $2.8 million for the comparable 1998 period. The increase in SG&A expenses was principally due to an increase in legal and consulting costs as well as the additional expenses attributable to the business acquired from SPI.

Research and Development Expenses. R&D expenses for the nine months ended September 30, 1999 were $2.4 million, representing a decrease of $266,000 or 10% in comparison to $2.7 million for the comparable 1998 period. The decrease in R&D expenses was the result of the reduction in personnel costs related to the Company's restructuring program which discontinued research on its protein coatings and encapsulation technology platform.

Restructuring Costs. The Company recorded a restructuring charge of $350,000 during the first quarter of 1999 which is included in operating expenses for the nine months ended September 30, 1999. This charge was the result of a cost reduction program which included a reduction in headcount at its corporate headquarters as a result of discontinuing research on its protein coatings and encapsulation technology platform.

Other Income. Other income for the nine months ended September 30, 1999 was $843,000, representing a decrease of $195,000 or 19% in comparison to $1.0 million for the comparable 1998 period. The decrease was due to decreased interest income on reduced amounts of cash and cash equivalents during 1999 as compared to the comparable 1998 period.

LIQUIDITY AND CAPITAL RESOURCES:

At September 30, 1999, the Company had $25.6 million in cash and cash equivalents and $30.1 million of working capital. The Company used approximately $1.2 million of cash in operations during the nine months ended September 30, 1999 compared with approximately $1.6 million used in the comparable 1998 period.

Capital expenditures were $394,000 and $878,000 for the nine months ended September 30, 1999 and 1998, respectively. The Company utilized approximately $2.4 million in cash to acquire the assets of Stabilized Products, Inc. on June 30, 1999.

OPTA FOOD INGREDIENTS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The Company's various debt agreements contain covenants that restrict the Company's ability to participate in merger discussions, pay dividends, limit annual capital expenditures, invest in certain types of securities and obtain additional debt financing without bank approval. The Company was in compliance with respect to all covenants and restrictions in its loan agreements at September 30, 1999.

The Company believes that continued expenditure of funds will be necessary to support its anticipated growth. The Company believes that its existing cash and cash equivalents, short term investments, long and short term debt and product sales will be adequate to fund its planned operations, capital requirements and expansion needs through at least 2000. However, the Company may require additional capital in the long term, which it may seek through equity or debt financing, equipment lease financing or funds from other sources. No assurance can be given that these funds will be available to the Company on acceptable terms, if at all. In addition, if the Company determines a need for funds to support future operations, expansion or acquisitions, it may seek to obtain capital when conditions are favorable, even if it does not have an immediate need for additional capital at such time.

YEAR 2000 COMPLIANCE
--------------------

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


The Company retained a consulting firm to review the Year 2000 compliance of its non-IT systems which include equipment or processes used in its manufacturing facilities that may contain embedded technology. The consultants issued their report and assessment which concluded that the Company's non-IT critical systems
in its manufacturing facilities are Year 2000 compliant.    The Company is
currently in the final stages of updating all other non-IT systems including research and development, telecommunications and general office equipment for Year 2000 compliance. The Company expects to complete this process by November 30, 1999.

OPTA FOOD INGREDIENTS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Management believes that the most significant risk to the Company regarding Year 2000 compliance issues is the effect such issues may have on its suppliers and customers. The Company has contacted its significant suppliers and major customers to assess the Year 2000 readiness of such suppliers and customers.
The Company is in the process of completing its evaluation of the potential effects of any such third-party non-compliance on the Company's operations.
Upon completion of such evaluation, which will be concluded by December 1999, the Company will determine the most reasonably likely worst case scenarios arising from Year 2000 non-compliance and implement contingency plans to respond to such scenarios.

The costs related to Year 2000 activities have not been and are not anticipated to be material and management does not believe that the financial impact of the Year 2000 issues discussed above will have a material adverse effect on the Company's financial condition or results of operations; however, it is uncertain to what extent the Company may be affected by any third party Year 2000 compliance issues.

PART I ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
---------------------------------------------------------

In January 1997, the Securities and Exchange Commission issued Financial Reporting Release No. 48, which expands the disclosure requirements for certain derivatives and other financial instruments. The Company does not utilize derivative financial instruments. The carrying amounts reflected in the condensed balance sheet of cash and cash equivalents, trade receivables and trade payables approximates fair value at September 30, 1999 due to the short maturities of these instruments.

OPTA FOOD INGREDIENTS, INC.

PART II - OTHER INFORMATION
--------------------------------------------------------------------------------


Items 1, 2, 3, 4, 5 and 6(b) - Not Applicable.



ITEM 6 (a) EXHIBITS

   (11) Basic and diluted net income (loss) per share computation (in thousands, except per share data):


                                                   FOR THE THREE MONTHS  ENDED                 FOR THE NINE MONTHS ENDED
                                                           SEPTEMBER 30,                             SEPTEMBER 30,
                                                  ----------------------------------      ---------------------------------
                                                        1999                1998                1999               1998
                                                  ---------------    ---------------      --------------     --------------

Net income (loss)                                         $   316            ($  488)            ($  358)           ($2,007)
                                                  ===============    ===============      ==============     ==============

Weighted average shares outstanding - basic                10,975             11,088              11,042             11,083
                                                  ===============    ===============      ==============     ==============

Weighted average shares outstanding - diluted              11,004             11,088              11,042             11,083
                                                  ===============    ===============      ==============     ==============

Basic net income (loss) per share                         $   .03              ($.04)              ($.03)             ($.18)
                                                  ===============    ===============      ==============     ==============

Diluted net income (loss) per share                       $   .03              ($.04)              ($.03)             ($.18)
                                                  ===============    ===============      ==============     ==============


For the three months ended September 30, 1999, diluted net income (loss) per share is determined by dividing the net income by the weighted average shares outstanding including common stock equivalents of 28,879 shares which represent employee stock options. For the nine months ended September 30, 1999 as well as the three months and nine months ended September 30, 1998, all common stock equivalents have been excluded from weighted average shares outstanding for calculating diluted net income (loss) per share because such equivalents are anti-dilutive.



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



                                  Opta Food Ingredients, Inc.
                                  ---------------------------
                                     (Registrant)



DATE: November 5, 1999            BY: /s/ Lewis C. Paine, III
                                      -----------------------------------
                                     Lewis C. Paine, III
                                     Chairman of the Board, President and
                                     Chief Executive Officer
                                     (principal executive officer)



DATE: November 5, 1999            BY: /s/ Scott A. Kumf
                                      -------------------------------------
                                     Scott A. Kumf
                                     Chief Financial Officer,
                                     Vice President Administration and Treasurer
                                     (principal financial and accounting
                                     officer)