Form 10-K405
period 1999-12-31
OPTA FOOD INGREDIENTS INC /DE
filed 2000-03-24
CIK 883326

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1999

                                       or
[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the transition period from ________ to _________.

                        Commission File Number 0-19811
                                               -------

                          OPTA FOOD INGREDIENTS, INC.
                          ---------------------------
            (Exact name of registrant as specified in its charter)

              Delaware                       04-3117634
      ------------------------------    ------------------------
     (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)             Identification No.)

             25 Wiggins Avenue
             Bedford, Massachusetts                     01730
      ------------------------------------        -----------------
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____
                                              ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value, based upon the closing sale price of the shares as reported by the Nasdaq National Market, of voting stock held by non-affiliates (without admitting that any person whose shares are not included in such calculation is an affiliate) at March 17, 2000 was $25,879,702.

     As of March 17, 2000, 10,897,864 shares of the registrant's Common Stock, $.01 par value per share, were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report on Form 10-K.

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

Item 1. Business
----------------

GENERAL
-------

     Opta Food Ingredients, Inc. (referred to herein as the "Company" or "Opta") was incorporated in Delaware on April 23, 1991 and its executive offices are located at 25 Wiggins Avenue, Bedford, Massachusetts 01730. The Company's telephone number is (781) 276-5100 and fax number is (781) 276-5101. Opta, CrystaLean, EverFresh, OptaFil, OptaGlaze, OptaGrade, Optex, OptaMax and Snowite are registered trademarks of the Company.

     Opta is a leading innovator, manufacturer and marketer of proprietary texturizing products sold to food processors in North America who focus on the dairy, dressings/sauces, meat and baked goods categories. Opta applies advanced enzymology, protein and carbohydrate chemistries to develop innovative food ingredient products such as fat replacers, bulking agents and other texturizing agents that solve specific customer problems. Opta creates its products through the modification of inexpensive, readily available raw materials to produce food ingredients that it considers to be Generally Recognized As Safe ("GRAS") under current U.S. Food and Drug Administration ("FDA") regulations. At December 31, 1999, Opta's products were being used in more than 35 different applications by over 200 customers, including 10 of the 15 largest U.S. consumer packaged food companies and three of the world's largest quick service restaurant chains.

INDUSTRY BACKGROUND AND MARKET OPPORTUNITY
------------------------------------------

     Over the past few years, the food industry has experienced an unprecedented period of significant, fundamental change worldwide. The pace of change is accelerating and impacts every aspect of the food business. Key sectors of the industry are consolidating through mergers and acquisitions. Indeed, 1999 was another record year of food company mergers. Driving forces within the industry have shifted away from the manufacturer to the retailer and, ultimately, to the consumer. Food safety remains the number one concern of consumers. Public sector regulatory agencies as well as private sector consumer associations are becoming more vigilant. Consumer education, labeling requirements, and a high level of popular interest in extending and improving the quality of life have greatly increased consumer awareness of food and its role in promoting and maintaining a healthy lifestyle. Since 1994, consumer spending on food prepared outside the home has continued to increase and has exceeded consumer spending on food prepared at home. Consumers are demanding foods that are safe, convenient, nutritious, healthful, readily available, competitively priced and that taste great. Food processors are under tremendous pressure to remove undesirable components such as fat and sugar or unwanted additives from foods through reformulation of their products. This trend has now gone a step further. Not only are undesired components being formulated out, but ingredients with purported health benefits are being incorporated into a growing number of everyday foods.

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

     Opta's strategy is to capture the opportunity represented by this "technology gap" by utilizing its proprietary technologies, know-how and experience to create healthy, safe, inexpensive food ingredients with taste and textural qualities that appeal to consumers. Opta is a customer driven, flexible, responsive food ingredient supplier to consumer food and foodservice companies with particular emphasis on the dairy, baked goods and meat segments of the market. Opta's core expertise in the development, modification and maintenance of specific food textures coupled with the Company's capabilities in new ingredient development and commercialization has enabled the Company to create a portfolio of highly functional, innovative, GRAS food ingredients. Opta's portfolio includes ingredients that have achieved industry recognition and commercial use as fat replacers as well as agents that function as stabilizers, bulking agents, thickeners, gelling agents and extenders in a wide variety of food applications.

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

     Solving Customer Problems Through Innovation. Opta's primary focus is on solving its customers' problems rapidly through innovation rather than through the traditional approach of selling basic raw materials or products derived through chemical syntheses. The Company works closely with its customers to identify each of their specific needs, establish probable solutions, develop prototype food ingredients or formulations and to develop finished products that meet or exceed the required sensory, functional, physical and nutritional parameters. Also, the finished food containing Opta's ingredient should fit existing manufacturing processes in a cost-effective manner. Opta differentiates itself from its competitors by not being dependent upon any one raw material or a single type of technology. This provides Opta the flexibility to take whatever approach is most appropriate to solve the customer problem at hand.

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

     Opta believes that the technology platform approach permits it to solve multiple customer and industry problems without requiring a separate investment for each solution while retaining the flexibility to customize solutions for a wider variety of industry problems. The Company also believes that future growth will be derived from internally developed technology as well as from acquisitions of complementary product lines and technologies to which Opta is confident that it can add value and generate incremental revenue growth.

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

PRODUCTS
--------

     Opta has organized its product portfolio on the basis of two main technology platforms: fiber-based texturizers which include Opta Oat Fibers, Canadian Harvest oat fiber products, konjac flour and microcrystalline cellulose
(MCC) and starch-based texturizers which include OptaGrade, OptaMist, OptaFil, CrystaLean, Opta Baking Gloss, OptaMax and stabilizer blends.

     In addition to helping food manufacturers improve the healthfulness of their food products, Opta's family of texturizing ingredients can improve the overall quality of food products, reduce formulation costs and meet specific processing requirements. The Company believes that all of its products are GRAS under current FDA regulations.

Fiber-Based Products
--------------------

Opta Oat Fibers

     Opta Oat Fibers are a family of natural insoluble fiber products derived from oat hulls. Opta Oat Fibers are used commercially to increase yield and enhance texture in ground meat products, to add strength and reduce breakage of taco shells and ice cream cones, and to enhance texture in breads, cookies and crackers.

Canadian Harvest

     On December 31, 1999, Opta acquired substantially all of the assets of Canadian Harvest, located in Cambridge, Minnesota, and all of the outstanding shares of common stock of Canadian Harvest Process, Ltd., located in St. Thomas, Ontario, Canada for $12 million in cash, with an additional $1.6 million paid for net working capital. Canadian Harvest is a major international manufacturer and supplier of dietary fiber with a product line which includes Snowite oat fibers as well as a line of stabilized fibers.

Konjac Flour

     In 1997, Opta signed an agreement with Shimizu International, Inc. of Japan to become its exclusive North American distributor for konjac flour. A unique and very versatile texturizing agent obtained from the konjac plant commonly cultivated in East Asia, konjac flour provides excellent heat and freeze thaw stability when used to thicken or gel processed foods. The potential advantages and uses of konjac flour as a functional ingredient in food are just beginning to be realized by the North American food industry. In Asia, konjac flour is valued not only for its use as a food ingredient, but also for its beneficial role as a soluble fiber in the diet. For example, there are many published studies, which demonstrate the ability of konjac flour to reduce serum cholesterol levels in humans. Konjac flour is currently being utililzed in poultry and surimi applications and is being evaluated by a number of food companies for a variety of applications including vegetarian burgers and ground meat.

Microcrystalline Cellulose (MCC)

     In 1998, Opta signed an agreement with Blanver Farmoquimica, Ltda. of Brazil to become its exclusive North American distributor for MCC. MCC, commonly known and labeled as cellulose gel, is a naturally derived stabilizer, texturizing agent and fat replacer. It is used extensively in reduced fat salad dressings, numerous dairy products including cheese, frozen desserts and whipped toppings and bakery products. MCC is currently being evaluated by a number of food companies for a variety of applications including reduced fat salad dressings and sauces.

Starch-Based Products
---------------------

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

OptaMist

     OptaMist is also a starch-based texturizing agent that improves the taste, texture and appearance of dairy products, yogurt, natural and processed cheese products, salad dressings and mayonnaise. While the functionality of OptaMist is similar to that of OptaGrade, its unique processing flexibility allows it to be used in food products made within a wide variety of processing systems.

OptaFil

     Optafil is a starch-based opacifying agent and whitener used in reduced fat or fat free dairy and non-dairy creamers, whipped toppings, beverages, cheeses and salad dressings. OptaFil has gained acceptance in the marketplace because it is easy to use and reduces residue on processing equipment. It is being used commercially in fat free non-dairy creamers.

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

Opta Baking Gloss

     Baking Gloss is a ready-to-use product that provides outstanding shine and adhesion to baked goods. Launched in 1998, it is being marketed for use in commercial bakeries.

OptaMax

     OptaMax, introduced in September 1999, is a starch-based texturizing agent developed to increase yields and improve the texture of reduced fat natural cheese including Mozzarella, Cheddar, Colby, Monterey Jack and Feta. OptaMax is being used commercially in a reduced fat cheddar cheese and is also being tested by a number of other food companies for use in reduced fat cheese applications.

Stabilized Products

     On June 30, 1999, the Company acquired the assets of Stabilized Products, Inc. ("SPI"), a privately held manufacturer of specialized stabilizing ingredients for the dairy product industry, for approximately $2.4 million in cash. SPI formulates and distributes dry and liquid food ingredients known as stabilizers, which enhance the texture, appearance and consistency of dairy products such as yogurt, ice cream, sour cream and cheese.

     Opta's priorities over the next few years are to expand sales and marketing efforts to increase market penetration of its core fiber-based and starch-based products in the categories currently being sold, as well as to extend their uses to other targeted product categories; to develop proprietary customized blends which utilize Opta's starch-based ingredients; to integrate the Canadian Harvest and SPI product lines into Opta's product portfolio; to continue the marketing and commercial development of OptaMax, MCC, konjac flour and baking gloss; and to continue to innovate next generation products and technologies based upon specific customer needs and requests. There can be no assurance that the Company will be successful in fulfilling any or all of these priorities on a timely basis, or at all, or that, for various reasons including market conditions, available capital and management resources, the Company will be able to continue to pursue these priorities.

CUSTOMERS, SALES AND MARKETING
------------------------------

Customers

     At December 31, 1999, Opta's products were being used in more than 35 different applications by over 200 customers, including 10 of the 15 largest U.S. consumer packaged food companies and three of the world's largest quick service restaurant chains. In the competitive consumer food and food service industries, product formulations are competitive assets, and, as a result, the Company's customers and prospective customers generally require Opta to retain their identity in strict confidence through the execution of confidentiality agreements.

     During 1999 and 1998, International Food Solutions (formerly Case Swayne) accounted for $8.5 million and $5.2 million or 44% and 37% of product sales, respectively. In addition, during 1999, 1998 and 1997, $3.0 million, $3.9 million and $3.5 million of product sales were to a group of independent bakeries that supply a quick service restaurant chain. There were no individual customers during the year ended December 31, 1997 representing greater than 10% of total revenue. International sales were $1.3 million ($512,000 to Europe; $258,000 to the Middle East; $189,000 to Canada; $30,000 to Asia and $291,000 to Latin America); $795,000 ($418,000 to Europe and $377,000 to the Middle East); and $1.2 million ($376,000 to Europe and $833,000 to the Middle East) for the years ended December 31, 1999, 1998, and 1997, respectively.

Sales and Marketing

     Utilizing a technically sophisticated customer account team and marketing force, Opta believes that the most effective way to solve each customer's problem is to gain a thorough understanding of the customer at all levels, build solid working relationships throughout the customer's organization, be knowledgeable of the market segment in which the customer competes, and have a detailed technical understanding of the customer's problem as well as its preferred solution. The Company takes a multidisciplinary approach in order to achieve this level of customer understanding and service. Members of Opta's direct sales force are teamed up with the appropriate technical personnel to work as "consultants" in defining and developing a range of potential solutions to their formulation and product development problems. Through an iterative process, the solution is refined and ultimately delivered to the customer's specification. In all cases, Opta's strategy is to provide outstanding service and responsiveness, which the Company believes, will lead to additional opportunities with existing and prospective customers.

MANUFACTURING
-------------

     On December 31, 1999, Opta acquired substantially all of the assets of Canadian Harvest which included a 60,000 sq. ft. oat fiber manufacturing facility in Cambridge, Minnesota and a 15,000 sq. ft. facility in St. Thomas, Ontario, Canada which manufactures a line of stabilized fibers. The Company plans to invest approximately $3 million in 2000 to expand the oat fiber production capacity of the Cambridge, Minnesota facility to produce Opta's oat fiber products. With the increase in production capacity due to the acquisition of Canadian Harvest, the Company expects to meet its customers' orders over the next few years.

     During 1998, the Company expanded its Opta Oat Fibers facility in Louisville, Kentucky increasing the plant's capacity by 40% to meet increased customer demand for Opta's oat fiber products. In addition, as a result of growing customer demand for OptaGrade, in May 1996, the Company acquired a 35,000 square foot manufacturing facility in Galesburg, Illinois. The facility was renovated during 1997 and began production in 1998. The Company anticipates that the facility will be able to produce all of its starch-based food ingredient products. The facility has significantly increased the Company's production capacity for its starch-based food ingredient products including OptaGrade, OptaMist and OptaMax. There can be no assurance that the demand for the Company's products will increase or remain at current levels to justify any such additional capacity, or that the Company's manufacturing capability will otherwise be sufficient to meet customer demands. The Company does not believe that there are any limitations on sources and availability of raw materials.

COMPETITION
-----------

     The food ingredients industry is intensely competitive. Competitors include major chemical companies with food ingredient divisions, other food ingredient companies, stabilizer companies and those consumer food companies that also engage in the development and sale of food ingredients. Many of these competitors have financial and technical resources as well as production and marketing capabilities substantially greater than those of the Company. In addition, many of the Company's competitors have experience significantly greater than that of the Company in the testing of new or improved products.

     The texturizing agent and stabilizer blend markets are particularly competitive. Many companies are engaged in the development of fat replacers, other texturizing agents and stabilizer blends, and have introduced a number of products in this area. Opta believes that specifically tailored texturizers and stabilizer blends must be developed to meet the particular textural, taste and processing requirements of each food category. The Company, therefore, is developing a number of separate and distinct products with functionality tailored to a specific end use.

     The fiber segment of the texturizing agent market is large and competitive. With the acquisition of Canadian Harvest, the Company believes that it is the world's largest supplier of oat fiber to the food industry. Besides competing with other oat fiber companies, Opta competes directly and indirectly with producers of other types of fiber including soy and sugar beet fibers. Opta believes that the Company will be able to use its scientific expertise and proprietary knowledge to manipulate oat fiber so that it can be used to improve the texture of foods in a manner that offers certain advantages over competitive fiber products, but there can be no assurance that any such advantages will be realized.

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

PATENTS AND TRADE SECRETS
-------------------------

     The Company's policy is to protect its technology by, among other things, filing patent applications for technology relating to the development of its business in the U.S. and in selected foreign jurisdictions. The Company has 34 issued U.S. patents and 11 pending U.S. patent applications relating to products at various stages of technological development as well as 58 corresponding issued or pending foreign patent applications.

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

     Opta Oat Fibers, OptaGrade, OptaMist, CrystaLean, OptaMax and OptaFil are being marketed pursuant to GRAS self-affirmation. Opta believes that the other products for which it has retained commercial rights will also be determined to be GRAS. However, such status cannot be determined until actual formulations and uses are finalized. Thereafter, Opta will decide whether self-affirmation procedures or a GRAS petition will be appropriate. Certain of the Company's products may require a Food Additive Petition and in the event that one is required, the Company may elect to sell or license its rights to another party. There can be no assurance that the Company will be successful in bringing its products to market based on its determination that such products meet these criteria. Opta has established an independent Regulatory Board, a panel of industry experts, to review the publicly available information and certify that they have reviewed such data and regard an ingredient as GRAS.

HUMAN RESOURCES
---------------

     At December 31, 1999, Opta employed 88 full-time employees, 6 of whom hold Ph.D. or other advanced scientific degrees. Many of the Company's management and professional employees have had prior experience with consumer food companies. Management considers relations with its employees to be good.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
---------------------------------------------------------

     Statements in this Annual Report on Form 10-K under the captions "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual results of the Company to be materially different from the historical results or from any results expressed or implied by such forward-looking statements. Factors which could cause actual results to differ from these expectations include the size and timing of significant orders, as well as deferral of orders, over which the Company has no control; the extended product testing cycles of the Company's potential customers; the variation in the Company's sales cycles from customer to customer; increased competition posed by food ingredient manufacturers; changes in pricing policies by the Company and its competitors; the adequacy of existing, or the need to secure or build additional manufacturing capacity in order to meet the demand for the Company's products; the Company's success in expanding its sales and marketing programs and its ability to gain increased market acceptance for its existing product lines; the Company's ability to timely develop and successfully introduce new products in its pipeline at acceptable costs; the ability to scale up and successfully produce its products; the potential for significant quarterly variations in the mix of sales among the Company's products; the gain or loss of significant customers; shortages in the availability of raw materials from the Company's suppliers; the impact of new government regulations on food products; the challenges of integrating the operations of acquired businesses; and general economic conditions.

Item 2. Properties

     The Company owns a 45,000 sq. ft. building in Bedford, Massachusetts which the Company uses for its headquarters, pilot plant, research and development laboratories and general corporate offices. Approximately 15,000 sq. ft. of space in this building is leased to a third party under a lease expiring in September 2002.

     In addition, the Company subleases approximately 24,000 sq. ft. in Louisville, Kentucky, for a term expiring in 2005. This space is occupied by the Company's Opta Oat Fibers manufacturing plant, warehouses, related laboratories and offices.

     In May 1996, the Company acquired a 35,000 sq. ft. manufacturing facility in Galesburg, Illinois. This facility supports the production of the Company's starch-based food ingredient products.

     In June 1999, the Company acquired Stabilized Products, Inc. which leases a facility through June 2002 with approximately 15,000 sq. ft. in High Ridge, Missouri supporting the manufacturing of stabilizer blends.

     In December 1999, the Company acquired the assets of Canadian Harvest which included a 60,000 sq. ft. oat fiber manufacturing facility located in Cambridge, Minnesota and a 15,000 sq. ft. manufacturing facility located in St. Thomas, Ontario, Canada, which produces a line of stabilized fibers.

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

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
-----------------------------------------------------------------------------

     The Company's Common Stock is traded on the Nasdaq Stock Market under the symbol "OPTS", and is listed on Nasdaq's National Market. The following table sets forth the high and low closing sales prices for the Company's Common Stock as reported by the Nasdaq National Market for each of the periods indicated:


     Year Ended December 31, 1998            High          Low
     ----------------------------            ----          ---

            First Quarter                   5 7/8       3 3/34
            Second Quarter                 6 3/16        4 3/4
            Third Quarter                 5 25/32            3
            Fourth Quarter                  4 1/2       3 1/16

     Year Ended December 31, 1999
     ----------------------------

            First Quarter                  4 7/16        2 1/4
            Second Quarter                 3 9/16      2 13/32
            Third Quarter                   4 3/8        2 3/4
            Fourth Quarter                  3 5/8       2 9/16


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

          As of March 20, 2000, there were approximately 225 holders of record of the Company's Common Stock and the Company believes that the number of beneficial holders exceeds 2,400.

Item 6. Selected Financial Data (in thousands, except per share data)
---------------------------------------------------------------------

          The following selected financial data for the five years ended December 31, 1999 have been derived from the Company's financial statements audited by PricewaterhouseCoopers LLP, independent accountants. The Company's financial statements and the report thereon are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with the Company's financial statements and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations".


                                                                            For the Years Ended December 31,
                                                                    ------------------------------------------------
                                                                    1999      1998       1997       1996        1995
                                                                    ----      ----       ----       ----        ----
Statement of Operations Data:
Revenue                                                           $19,289     $13,971    $ 8,799    $ 9,229     $ 7,067
Cost of revenue                                                    12,408      10,146      6,730      7,409       6,340
Selling, general and admin expenses                                 4,553       4,033      3,874      3,868       2,725
Research and development expenses                                   3,275       3,665      4,236      4,038       3,102
Restructuring costs                                                   350           -          -          -           -
Loss from operations                                               (1,297)     (3,873)    (6,041)    (6,086)     (5,100)
Net loss                                                             (157)     (2,482)    (4,569)    (4,527)     (4,197)
Basic and diluted net loss per share (1)                             (.01)       (.22)      (.41)      (.42)       (.48)

(1) Computed on the basis described in Note 2 of Notes to Financial Statements.

                                                                                         December 31,
                                                                  -----------------------------------------------
                                                                     1999      1998      1997      1996      1995
                                                                     ----      ----      ----      ----      ----
Balance Sheet Data:
Current assets                                                    $21,733   $34,720   $37,808   $42,876   $48,848
Total assets                                                       47,815    47,888    50,965    55,903    61,269
Current liabilities                                                 3,546     2,685     3,847     3,117     3,152
Long term liabilities                                               2,733     3,126     2,625     4,417     6,125
Total stockholders' equity                                         41,536    42,077    44,493    48,369    51,992

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

Results of Operations

1999 Compared to 1998
---------------------

     Revenue. Revenue for the year ended December 31, 1999 was $19.3 million, representing an increase of $5.3 million or 38% as compared to 1998 revenue of $14.0 million. The increase in 1999 revenue was largely the result of increased demand from two of the Company's existing major customers as well as the additional revenue related to the business acquired from Stabilized Products, Inc. ("SPI") on June 30, 1999.

     Cost of Revenue. Cost of revenue for the year ended December 31, 1999 was $12.4 million representing an increase of $2.3 million or 22% in comparison to 1998 cost of revenue of $10.1 million. Cost of revenue as a percentage of revenue decreased to 64% in 1999 as compared to 73% in 1998. This percentage decrease was largely the result of certain improvements in fiber-based and starch-based product margins resulting from operating efficiencies as well as a reduction in manufacturing costs. In addition, the Company's margins in 1999 were impacted favorably by a supply agreement with one of the Company's major customers.

     Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses for the year ended December 31, 1999 were $4.6 million, representing an increase of $520,000 or 13% in comparison to SG&A expenses of $4.0 million in 1998. SG&A expenses as a percentage of revenue decreased to 24% in 1999 from 29% in 1998. The increase in SG&A expenses was principally due to an increase in legal, consulting and recruitment costs in 1999 as well as the additional expenses attributable to the business acquired from SPI.

     Research and Development. Research and development ("R&D") expenses for the year ended December 31, 1999 were $3.3 million, representing a decrease of $390,000 or 11% in comparison to R&D expenses of $3.7 million in 1998. R&D expenses as a percentage of revenue decreased to 17% in 1999 from 26% in 1998. The decrease in R&D expenses was the result of the reduction in personnel costs related to the Company's restructuring program which discontinued research on its protein coatings and encapsulation technology platform in January 1999.

     Restructuring Costs. The Company recorded a restructuring charge of $350,000 during the first quarter of 1999 which is included in operating expenses for the year ended December 31, 1999. This charge was the result of a cost reduction program which included a reduction in headcount at its corporate headquarters as a result of discontinuing research on its protein coatings and encapsulation technology platform.

     Other Income. Other income for the year ended December 31, 1999 was $1.1 million, representing a decrease of $251,000 or 18% in comparison to other income of $1.4 million in 1998. The decrease is due to decreased interest income on reduced amounts of cash and short term investments during 1999 as compared to 1998.

1998 Compared to 1997
---------------------

     Revenue. Revenue for the year ended December 31, 1998 was $14.0 million representing an increase of $5.2 million or 59% over 1997 revenue of $8.8 million. The increase in 1998 revenue was largely the result of increased demand from two of the Company's existing major customers as well as the addition of a new major customer during 1998.

     Cost of Revenue. Cost of revenue for the year ended December 31, 1998 was $10.1 million representing an increase of $3.4 million or 51% over 1997 cost of revenue of $6.7 million. Cost of revenue as a percentage of revenue decreased to 73% in 1998 as compared to 76% in 1997. This percentage decrease was largely the result of certain improvements in Opta Oat Fibers margins resulting from production efficiencies related to increased production capacity as well as a reduction in manufacturing costs.

     Selling, General and Administrative Expenses. SG&A expenses for the year ended December 31, 1998 were $4.0 million representing an increase of $159,000 or 4% over 1997 SG&A expenses of $3.9 million. SG&A expenses as a percentage of revenue decreased to 29% in 1998 from 44% in 1997. The increase in SG&A expenses was principally due to additional staffing and bonus costs as well as an increase in public/investor relations costs offset by a reduction in consulting costs in 1998.

     Research and Development. R&D expenses for the year ended December 31, 1998 were $3.7 million representing a decrease of $571,000 or 13% over 1997 R&D expenses of $4.2 million. R&D expenses as a percentage of revenue decreased to 26% in 1998 from 48% in 1997. The decrease in R&D expenses is the result of initial start-up costs of the Galesburg, Illinois production facility incurred during 1997.

     Other Income. Other income for the year ended December 31, 1998 was $1.4 million representing a decrease of $81,000 or 6% as compared to 1997 other income of $1.5 million. The decrease is due to decreased interest income on reduced amounts of cash and cash equivalents offset in part by decreased interest expense on lower long term debt during 1998.


Income Taxes

     At December 31, 1999, the Company had available net operating loss carryforwards of approximately $31.2 million for income tax purposes. In addition, the Company had approximately $881,000 of unused research and development tax credits. Ownership changes, as defined in the Internal Revenue Code, resulting from the Company's initial public offering in March 1992 and a second public offering in August 1995, have limited the amount of net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income or tax liabilities. As a result, the amount of these net operating losses and tax credit carryforwards which can be utilized annually is $3.0 million for losses incurred prior to March 1992 and $9.1 million for losses incurred prior to August 1995. These net operating loss and tax credit carryforwards expire at various dates between 2006 and 2019. Subsequent changes in ownership could further affect the limitation in future years.

Liquidity and Capital Resources

     At December 31, 1999, the Company had approximately $12.6 million in cash and short term investments and approximately $18.2 million of working capital. The Company used approximately $57,000 of cash in operations during 1999 compared with approximately $1.4 million of cash used in operations in 1998.

     Capital expenditures for the years ended December 31, 1999 and 1998 were approximately $769,000 and $1.4 million, respectively. The Company's various debt agreements contain covenants that restrict the Company's ability to participate in merger discussions, pay dividends, limit the Company's annual capital expenditures and invest in certain types of securities and obtain additional debt financing without bank approval. The Company was in compliance with respect to all covenants and restrictions in its loan agreements at December 31, 1999 and 1998.

     The Company believes that its existing cash, short term investments, long and short term debt and product sales will be adequate to fund its planned operations, capital requirements and expansion needs through at least 2000. However, the Company may require additional capital in the longer term, which it may seek through equity or debt financing, collaborative arrangements with corporate partners, equipment lease financing or funds from other sources. No assurance can be given that these funds will be available to the Company on acceptable terms, if at all. In addition, because of the Company's need for funds to support future operations, it may seek to obtain capital when conditions are favorable, even if it does not have an immediate need for additional capital at such time.

Year 2000 Compliance

     The Year 2000 issue concerns the ability of certain computerized information systems to properly recognize date sensitive information such as a date using "00" as the year 1900 rather than the year 2000. This could cause systems to fail or miscalculate, causing a disruption of operations. The Company may be at risk both with respect to its own Year 2000 compliance and the Year 2000 compliance of third parties, particularly suppliers of materials and services as well as customers.

     The Company relies on computer-based technology and utilizes a variety of third party hardware and software extensively for financial and administrative functions, such as accounting and management information. The Company had identified and verified that its internal information technology ("IT") systems are Year 2000 compliant, including accounting/financial reporting, manufacturing/production and sales/invoicing systems.

     The Company recently completed a Year 2000 compliance review of its non-IT systems in 1999. These systems include equipment or processes used in manufacturing, research and development, telecommunications and general office applications, which may contain embedded technology. All critical non-IT systems were found to be Year 2000 compliant.

     Management believed that the most significant risk to the Company relating to Year 2000 compliance issues was the effect such issues may have on its major suppliers and customers. The Company completed an evaluation to assess the Year 2000 readiness of its major suppliers and customers. The Company believes there is no material risk related to Year 2000 non-compliance of these suppliers and customers.

     Based on currently available information, management does not believe that the financial impact of the Year 2000 issues discussed above will have a material adverse effect on the Company's financial condition or results of operations; however, it is uncertain to what extent the Company may be affected by such issues, if any.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------

     In January 1997, the Securities and Exchange Commission issued Financial Reporting Release No. 48, which expands the disclosure requirements for certain derivatives and other financial instruments. The Company does not utilize derivative financial instruments. See Notes 1 and 2 to the Financial Statements. The carrying amounts reflected in the balance sheet of cash and cash equivalents, trade receivables and trade payables approximates fair value at December 31, 1999 due to the short maturities of these instruments.


Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

     Financial Statements and Supplementary Data appear at pages F-1 through F-16 of this Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------

     Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

     (a)  Directors.  The information with respect to directors required by this item is incorporated herein by reference from the section entitled "Election of Directors" in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held May 23, 2000 (the "2000 Proxy Statement"), to be filed with the Securities and Exchange Commission not later than April 28, 2000.

     (b)  Executive Officers.

     The executive officers of the Company, who are elected to serve at the discretion of the Company's Board of Directors, are as follows:

Name                      Age                     Position
----                      ---  -----------------------------------------------

Arthur J. McEvily, Ph.D.  48   President, Chief Executive Officer and Director

Joel A. Stone             47   Vice President Operations

Scott A. Kumf             43   Chief Financial Officer, Vice President
                               Administration, Treasurer and Assistant Secretary


     Dr. McEvily was named President and Chief Executive Officer in February 2000. Previously, he was named Executive Vice President in January 1999, Senior Vice President, Commercial Development in December 1997 and served as Vice President Applications, Technical Service and New Product Commercialization from August 1996 to December 1997. He served as Vice President Sales and Business Development of the Company from December 1993 to August 1996. From May 1991 to December 1993 he held various positions at Opta, ranging from Senior Research Scientist to Product Director to Director of Business Development. Dr. McEvily served in various scientific capacities at Enzytech from October 1988 to May 1991. Dr. McEvily received a B.Sc. in Biochemistry from Marlboro College, Marlboro, Vermont and a Ph.D. in chemistry from The University of North Carolina at Chapel Hill. He was a postdoctoral fellow at Harvard Medical School.

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

Item 11. Executive Compensation
-------------------------------

     The information required under this item is incorporated herein by reference from the section entitled "Executive Compensation" in the 2000 Proxy Statement.


Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

     The information required by this item is incorporated herein by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the 2000 Proxy Statement.


Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

     The information required by this item is incorporated herein by reference from the section entitled "Certain Transactions" in the 2000 Proxy Statement.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

(a)  Documents filed as part of this Report:
     --------------------------------------

   (1) Financial Statements:
       --------------------
       Report of Independent Accountants                                                    F-1
       Balance Sheet at December 31, 1999 and 1998                                          F-2
       Statement of Operations for the three years ended December 31, 1999                  F-3
       Statement of Stockholders' Equity for the three years ended December 31, 1999        F-4
       Statement of Cash Flows for the three years ended December 31, 1999                  F-5
       Notes to Financial Statements                                                        F-6

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

  10.32 Amendment to Employee Stock Purchase Plan, adopted February 16, 1993 (Filed as Exhibit 10.41 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 0-19811, and incorporated herein by reference)#

  10.33 Press Release dated June 4, 1996, announcing that the Company's revenue and earnings for the second quarter and 1996 as a whole are likely to be lower than Wall Street estimates. (Filed as Exhibit 99.1 to the Company's Current Report on Form 8-K dated June 4, 1996, Commission File No. 0-19811, and incorporated herein by reference)

  10.34 Amendment to 1992 Employee, Director and Consultant Stock Option Plan, adopted March 5, 1996 (filed as Exhibit 10.34 to the Company's 1998 Annual Report on Form 10-K, Commission File No. 0-19811, and incorporated herein by reference)#

  10.35 Amendment to 1992 Employee, Director and Consultant Stock Option Plan, adopted February 26, 1998 (filed as Exhibit 10.35 to the Company's 1998 Annual Report on Form 10-K, Commission File No. 0-19811, and incorporated herein by reference)#

  10.36 Employment Agreement dated December 8, 1998 between the Company and Lewis C. Paine, III (filed as exhibit 10.36 to the Company's 1998 Annual Report on Form 10-K, Commission File No. 0-19811, and incorporated herein by reference)#

  10.37 Amendment to 1992 Employee, Director and Consultant Stock Option Plan, adopted May 18, 1999 (Filed as Exhibit 10.37 to the Company's 1999 Annual Report on Form 10-K, Commission File No. 0-19811, and incorporated herein by reference)#

  10.38 Asset Purchase Agreement dated June 16, 1999 between the Company and Stabilized Products, Inc. (filed as exhibit 10.1 to the Company's quarterly Report on Form 10-Q for the quarter ended June 30, 1999, Commission File 0-19811, and incorporated herein by reference)

  23     Consent of PricewaterhouseCoopers LLP (filed herewith)

  * Confidential treatment has been granted by the Securities and Exchange Commission.

  #   Management contract or compensatory plan or arrangement.


(b)  Reports on Form 8-K
     -------------------

          No Reports on Form 8-K were filed by the Company during the quarter ended December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               OPTA FOOD INGREDIENTS, INC.

Date: March 20, 2000           By: /s/ Arthur J. McEvily, Ph.D.
                                  --------------------------------------
                                  Arthur J. McEvily, Ph.D.
                                  President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                       Title                                                Date
---------                       -----                                                ----
/s/ Arthur J. McEvily, Ph.D.    President, Chief Executive                       March 20, 2000
----------------------------    Officer and Director
Arthur J. McEvily, Ph.D.        (principal executive officer)



/s/ Scott A. Kumf               Chief Financial Officer,                         March 20, 2000
----------------------------    Vice President Administration,
Scott A. Kumf                   Treasurer and Assistant Secretary
                                (principal financial and accounting officer)



/s/ William P. Carmichael       Director                                         March 20, 2000
----------------------------
William P. Carmichael


/s/ A.S. Clausi                 Director                                         March 20, 2000
----------------------------
A.S. Clausi


/s/ Harry Fields                Director                                         March 20, 2000
---------------------------
Harry Fields


/s/ Glynn C. Morris             Director                                         March 20, 2000
---------------------------
Glynn C. Morris


/s/ Frederic Stevenin           Director                                         March 20, 2000
---------------------------
Frederic Stevenin

Opta Food Ingredients, Inc.
Balance Sheet (in thousands, except share amounts)
--------------------------------------------------------------------------------

                       Report of Independent Accountants

To the Board of Directors and
Stockholders of Opta Food Ingredients, Inc.

In our opinion, the accompanying balance sheet and the related statements of income, cash flows and stockholders' equity present fairly, in all material respects, the financial position of Opta Food Ingredients, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP

Boston, Massachusetts
February 22, 2000

Opta Food Ingredients, Inc.
Balance Sheet (in thousands, except share amounts)
--------------------------------------------------------------------------------

                                                                                                   December 31,
                                                                                            -------------------------
                                                                                              1999             1998
                                                                                            --------         --------
Assets
Current assets:
 Cash and cash equivalents                                                                  $  2,578         $ 30,315
 Short term investments                                                                       10,004                -
 Accounts receivable, net                                                                      3,927            1,950
 Inventories, net                                                                              4,678            2,071
 Prepaid expenses and other assets                                                               546              384
                                                                                            --------         --------

   Total current assets                                                                       21,733           34,720

Fixed assets, net                                                                             23,820           12,473
Goodwill, net                                                                                  1,549                -
Patents and trademarks, net                                                                      592              626
Other assets                                                                                     121               69
                                                                                            --------         --------

                                                                                            $ 47,815         $ 47,888
                                                                                            ========         ========

Liabilities and Stockholders' Equity
Current liabilities:
 Current portion of long term debt                                                          $    394         $    426
 Accounts payable                                                                              1,872            1,003
 Accrued expenses                                                                              1,280            1,256
                                                                                            --------         --------

   Total current liabilities                                                                   3,546            2,685

Long term debt                                                                                 2,733            3,126

Commitments (Note 16)

Stockholders' equity:
Preferred stock, $.01 par value; 3,000,000 shares authorized, no shares issued or
   outstanding                                                                                     -                -

Common stock, $.01 par value; 15,000,000 shares authorized, 10,997,864 and 11,096,002
   shares issued and outstanding at December 31, 1999 and 1998, respectively                     111              111

Additional paid-in capital                                                                    79,807           79,747
Treasury stock, 150,000 shares at cost                                                          (444)               -
Accumulated deficit                                                                          (37,938)         (37,781)
                                                                                            --------         --------

                                                                                              41,536           42,077
                                                                                            --------         --------

                                                                                            $ 47,815         $ 47,888
                                                                                            ========         ========

   The accompanying notes are an integral part of the financial statements.

Opta Food Ingredients, Inc.
Statement of Operations (in thousands, except share amounts)
--------------------------------------------------------------------------------

                                                                                      Year Ended December 31,
                                                                       ----------------------------------------------------
                                                                         1999                  1998                  1997
                                                                       --------              --------              --------
Product revenue                                                        $ 19,289              $ 13,971              $  8,799

Cost and expenses:
 Cost of revenue                                                         12,408                10,146                 6,730
 Selling, general and administrative                                      4,553                 4,033                 3,874
 Research and development                                                 3,275                 3,665                 4,236
 Restructuring                                                              350                     -                     -
                                                                       --------              --------              --------

                                                                         20,586                17,844                14,840
                                                                       --------              --------              --------

Loss from operations                                                     (1,297)               (3,873)               (6,041)

Interest income                                                           1,344                 1,637                 1,906
Interest expense                                                           (262)                 (263)                 (418)
Other income (expense), net                                                  58                    17                   (16)
                                                                       --------              --------              --------

Net loss                                                               $   (157)             $ (2,482)             $ (4,569)
                                                                       ========              ========              ========

Basic and diluted net loss per share                                   $   (.01)             $   (.22)             $   (.41)
                                                                       ========              ========              ========

Weighted average shares outstanding - basic and diluted                  11,031                11,084                11,034
                                                                       ========              ========              ========

   The accompanying notes are an integral part of the financial statements.

Opta Food Ingredients, Inc.
Statement of Stockholders' Equity (in thousands, except share amounts)
--------------------------------------------------------------------------------

                                                 Common Stock               Additional     Treasury                    Total Stock-
                                         --------------------------
                                         Number of             Par           Paid-in        Stock at     Accumulated    holders'
                                           Shares             Value          Capital          Cost         Deficit       Equity
                                         ----------           -----         ----------     ---------     -----------   ------------
Balance at December 31, 1996             10,965,681           $ 110            $78,989             -       ($ 30,730)      $ 48,369

Sale of common stock pursuant to
 exercise of stock options                   85,526               1                615             -               -            616

Sale of common stock pursuant to
 exercise of stock warrants                  21,918               -                 45             -               -             45

Sale of common stock under
 employee stock purchase plan                 6,708               -                 32             -               -             32

Net loss                                          -               -                  -             -          (4,569)        (4,569)
                                         ----------           -----         ----------     ---------     -----------   ------------

Balance at December 31, 1997             11,079,833             111             79,681             -         (35,299)        44,493

Sale of common stock pursuant to
 exercise of stock options                    3,000               -                 16             -               -             16

Sale of common stock pursuant to
 exercise of stock warrants                  13,169               -                 50             -               -             50

Net loss                                          -               -                  -             -          (2,482)        (2,482)
                                         ----------           -----         ----------     ---------     -----------   ------------

Balance at December 31, 1998             11,096,002             111             79,747             -         (37,781)        42,077

Sale of common stock pursuant to
 exercise of stock options                   30,899               -                  6             -               -              6

Sale of common stock under
 employee stock purchase plan                20,963               -                 54             -               -             54

Purchase of treasury stock                 (150,000)              -                  -          (444)              -           (444)

Net loss                                          -               -                  -             -            (157)          (157)
                                         ----------           -----         ----------     ---------     -----------   ------------

Balance at December 31, 1999             10,997,864           $ 111           $ 79,807        ($ 444)      ($ 37,938)      $ 41,536
                                         ==========           =====         ==========     =========     ===========   ============

   The accompanying notes are an integral part of the financial statements.

Opta Food Ingredients, Inc.
Statement of Cash Flows (in thousands)
--------------------------------------------------------------------------------

                                                                                 Year Ended December 31,
                                                                             -------------------------------
                                                                               1999        1998       1997
                                                                             --------    --------   --------

Cash flows from operating activities:
   Net loss                                                                  $   (157)   $ (2,482)  $ (4,569)
   Adjustments to reconcile net loss to net cash used in operating activities net of acquired amounts:
    Depreciation and amortization                                               1,607       1,412      1,226
    Forgiveness of notes receivable                                                20          40         40
    Changes in assets and liabilities:
      Increase in accounts receivable, net                                       (521)       (541)      (406)
      (Increase) decrease in inventories, net                                  (1,397)        477        942
      Increase in prepaid expenses and other assets                              (155)       (222)       (26)
      Increase (decrease) in accounts payable                                     605        (300)       545
      Increase (decrease) in accrued expenses                                     (59)        197        192
      Decrease in other liabilities                                                 -           -       (300)
                                                                             --------    --------   --------

          Total adjustments                                                       100       1,063      2,213
                                                                             --------    --------   --------

          Net cash used in operating activities                                   (57)     (1,419)    (2,356)

Cash flows from investing activities:
    Purchase of short term investments                                        (10,004)          -     (3,944)
    Maturity of short term investments                                              -           -      4,586
    Acquisition of businesses                                                 (16,005)          -          -
    Purchase of fixed assets                                                     (769)     (1,449)    (1,304)
    Increase in patents and trademarks                                            (93)        (63)      (124)
    Decrease in other assets                                                        -          49         32
                                                                             --------    --------   --------

          Net cash used in investing activities                               (26,871)     (1,463)      (754)

Cash flows from financing activities:
    Proceeds from issuance of common stock                                         60          66        693
    Purchase of treasury stock                                                   (444)          -          -
    Proceeds from issuance of long term debt                                        -         955          -
    Principal payments on long term debt                                         (425)     (1,513)    (1,499)
                                                                             --------    --------   --------

          Net cash used in financing activities                                  (809)       (492)      (806)

Net decrease in cash and cash equivalents                                     (27,737)     (3,374)    (3,916)
Cash and cash equivalents at beginning of year                                 30,315      33,689     37,605
                                                                             --------    --------   --------
Cash and cash equivalents at end of year                                     $  2,578    $ 30,315   $ 33,689
                                                                             ========    ========   ========

Supplemental disclosure of cash flow information:
 Cash paid for interest                                                      $    262    $    263   $    404
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

     Accounts Receivable
     Accounts receivable are reflected net of an allowance for doubtful accounts of $105,000 and $90,000 at December 31, 1999 and 1998, respectively.

     Fair Value of Financial Instruments
     The carrying amount of the Company's financial instruments, primarily cash equivalents and available-for-sale investments, at December 31, 1999 and 1998, approximate fair market value in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Unrealized gains and losses are reported as a separate component of stockholders' equity.

     Inventories
     Inventories are stated at the lower of cost or market, cost determined using the first-in, first-out method.

     Fixed Assets
     Fixed assets are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which range from five to forty years. Maintenance and repair costs are expensed as incurred.

     Patents and Trademarks
     Patent and trademark costs are capitalized and amortized on a straight-line basis over the shorter of the estimated economic lives or the stated terms of the patent or trademark. Amortization periods are eight and ten years, respectively.

     Goodwill
     Goodwill represents the excess of the cost of acquired businesses over the fair market value of their net tangible and identified intangible assets. Goodwill is being amortized on a straight-line basis over a period of 10 years.

     Stock Compensation
     The Company's stock option plans are accounted for using the intrinsic value method to measure compensation expense in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". In 1996, the Company adopted only the footnote disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123", Note 13) which discloses the pro forma effect of compensation expense of all equity instruments issued to employees.

     Net Loss Per Share
     Basic net loss per share is determined by dividing the net loss by the weighted average number of common shares outstanding during the year. All common stock equivalents have been excluded from weighted average shares outstanding for calculating diluted net loss per share because such equivalents are anti-dilutive.

     Segment Information
     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", ("FAS 131"). The Company adopted FAS 131 on January 1, 1998. FAS 131 establishes standards for reporting information on operating segments in interim and annual financial statements. The Company operates under one business segment. FAS 131 had no impact on the Company's financial position or results of operations.

     Reclassifications
     Certain reclassifications have been made to the prior years financial statements to conform to current presentation. These reclassifications have no effect on the Company's results of operations or financial position.

3.   Acquisitions

     On June 30, 1999, the Company acquired the assets of Stabilized Products, Inc. ("SPI"), a privately held manufacturer of specialized stabilized ingredients for the dairy industry, for approximately $2.4 million in cash. The acquisition of SPI was accounted for as a purchase and, accordingly, SPI's results of operations have been included in the financial statements since the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was $1.6 million and has been recorded as goodwill, which is being amortized on a straight-line basis over 10 years. The purchase price at June 30, 1999 was allocated based on the fair values of the assets purchased as follows (in thousands):

          Accounts receivable                $    426
          Inventories                             276
          Machinery and equipment                  76
          Other assets                              4
          Goodwill                              1,630

     The Company's statements of operations and of cash flows for the year ended December 31, 1999 reflect the financial results of Stabilized Products, Inc. from July 1, 1999. Pro forma financial information has not been provided because the amounts involved are not deemed material.

     On December 31, 1999, the Company acquired substantially all the assets of Canadian Harvest located in Cambridge, Minnesota and all of the outstanding shares of common stock of Canadian Harvest Process Ltd. located in St. Thomas, Ontario, Canada for $12 million in cash, with an additional $1.6 million paid for net working capital. Canadian Harvest is a privately held manufacturer and supplier of dietary and stabilized fibers. The acquisition of Canadian Harvest was accounted for using the purchase method of accounting. The purchase price has been tentatively allocated based on estimated fair values at the date of acquisition as follows (in thousands):

          Property, plant and equipment          $11,790
          Intangibles                                110
          Accounts receivable                      1,029
          Inventories                                934
          Other assets                                76
          Accounts payable                           263
          Accrued expenses                            83

     The following unaudited pro forma combined results of operations have been prepared as if the acquisition of Canadian Harvest had occurred at the beginning of 1999 and 1998 (in thousands, except per share amounts):

                                                    1999           1998
                                                 ------------   -----------

          Revenue                                  $27,065        $ 21,365
          Net loss                                 $   (26)       $ (2,743)
          Net loss per share - basic and diluted   $  (.00)       $   (.25)

     Such pro forma combined results of operations have been prepared for comparative purposes only and are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of 1999 and 1998 or which may result in future years. The 1999 pro forma combined financial results reflect a decrease in interest income for the $13.7 million of cash used as if the purchase had occurred on January 1, 1999 without regard to positive cash flow generated from the operations of Canadian Harvest during 1999.

4.   Cash Equivalents and Short Term Investments

     Following is a summary of the fair market value of available-for-sale securities by balance sheet classification (in thousands):


                                                                       December 31,
                                                          ------------------------------------
                                                                 1999                1998
                                                          -----------------    ---------------
          Cash equivalents and short term investments:
           Money market funds                                       $   900            $24,139
           Commercial paper                                           3,537              4,725
           Corporate bonds                                            7,762                  -
           U.S. government obligations                                    -                995
           Repurchase agreement                                         383                456
                                                          -----------------    ---------------

                                                                    $12,582            $30,315
                                                          =================    ===============

     Gross unrealized gains and losses at December 31, 1999 and 1998 and realized gains and losses on sales of securities for the years then ended were not significant.

5.   Notes Receivable

     At December 31, 1999 and 1998, notes receivable from an employee are included in other assets. The terms of the note forgive the principal and related interest ratably over a five year period as long as the employee remains employed by the Company or if terminated without cause. The balance of this note is as follows (in thousands):

                                                                                           December 31,
                                                                             --------------------------------------
                                                                                    1999                 1998
                                                                             -----------------    -----------------

          Unsecured note bearing interest at 8%                              $             40     $             60
                                                                             =================    =================

6.   Inventories

     Inventories consist of the following (in thousands):

                                                                                         December 31,
                                                                             ----------------------------------
                                                                                   1999               1998
                                                                             ---------------    ---------------

          Raw materials                                                               $  919             $  420
          Finished goods                                                               3,759              1,651
                                                                             ---------------    ---------------

                                                                                      $4,678             $2,071
                                                                             ===============    ===============

 7.  Fixed Assets

     Fixed assets consist of the following (in thousands):

                                                                                          December 31,
                                                                             -----------------------------------
                                                                                    1999                1998
                                                                             ---------------     ---------------

          Furniture and fixtures                                                     $   907             $   726
          Machinery and equipment                                                     20,417              10,861
          Building                                                                     6,851               4,353
          Land                                                                         1,863               1,463
                                                                             ---------------     ---------------

                                                                                     $30,038             $17,403
          Accumulated depreciation                                                    (6,218)             (4,930)
                                                                             ---------------     ---------------

                                                                                     $23,820             $12,473
                                                                             ===============     ===============

     Depreciation expense (in thousands) for the years ended December 31, 1999, 1998, and 1997 was $1,288, $1,184 and $1,010, respectively.

8.   Patents and Trademarks Assets

     Patents and trademarks consist of the following (in thousands):

                                                                                             December 31,
                                                                              ---------------------------------------
                                                                                      1999                  1998
                                                                              -----------------     -----------------

          Patents and trademarks                                                        $ 2,089               $ 1,886
          Accumulated amortization                                                       (1,497)               (1,260)
                                                                              -----------------     -----------------

                                                                                        $   592               $   626
                                                                              =================     =================

     Amortization expense (in thousands) relating to patents and trademarks for the years ended December 31, 1999, 1998, and 1997 was $237, $229 and $216,
     respectively.

9.   Accrued Expenses

     Accrued expenses consist of the following (in thousands):

                                                                                            December 31,
                                                                              --------------------------------------
                                                                                     1999                 1998
                                                                              -----------------    -----------------

          Bonuses                                                                        $  400               $  670
          Payroll costs and benefits                                                        158                  154
          Professional fees                                                                 171                  123
          Other                                                                             551                  309
                                                                              -----------------    -----------------


                                                                                         $1,280               $1,256
                                                                              =================    =================

Opta Food Ingredients, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------

10. Borrowings

    Long term debt consists of the following (in thousands):

                                                                                                 December 31,
                                                                                           -----------------------
                                                                                            1999             1998
                                                                                           ------           ------
     Mortgage payable to a bank due in quarterly installments of $27 including interest at 7.37% with the remaining balance of $1,650 due June 2003,
     secured by the Company's corporate headquarters                                       $2,035           $2,145

     Equipment line of credit due in quarterly installments of $80 plus interest at LIBOR plus 2.5% (8.33% at December 31, 1999) beginning
     August 1999, secured by certain fixed assets, due March 2002                             796              955

     Note payable to a state government agency and guaranteed by the U.S.
     Small Business Administration due in monthly installments of $6 including interest at 5.554% due July 2003, secured by certain fixed
     assets                                                                                   215              269

     Note payable to a state government agency due in monthly installments of
     $6 plus interest at prime plus 2 1/2 % (11% at December 31, 1999) due
     June 2000, secured by certain fixed assets                                                36              107

     Note payable to a state government agency due in monthly installments of
     $3 including interest at 3% due July 2001, secured by certain fixed
     assets                                                                                    45               76
                                                                                           ------           ------

                                                                                            3,127            3,552
     Current portion                                                                         (394)            (426)
                                                                                           ------           ------

                                                                                           $2,733           $3,126
                                                                                           ======           ======

Maturities of long term debt outstanding at December 31, 1999 are as follows (in thousands):

               2000                 $  394
               2001                    343
               2002                    652
               2003                  1,738
                                    ------

                                    $3,127
                                    ======

The Company's debt agreements contain certain financial covenants and restrict the Company's ability to participate in merger discussions, pay dividends, limit annual capital expenditures, invest in certain types of securities and obtain additional debt financing without bank approval. At December 31, 1999 and 1998, the Company was in compliance with the terms of these agreements.

Opta Food Ingredients, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------

11. Income Taxes
    Deferred tax benefits consist of the following (in thousands):

                                                      Year Ended December 31,
                                               --------------------------------------
                                                1999            1998            1997
                                               -----          -------         -------
      Federal                                  $ 128          $   918         $ 1,548
      State                                       36              220             389
                                               -----          -------         -------

                                               $ 164          $ 1,138         $ 1,937
      Increase in valuation allowance           (164)          (1,138)         (1,937)
                                               -----          -------         -------

                                               $   -          $     -         $     -
                                               =====          =======         =======

    Deferred tax assets consist of the following (in thousands):

                                                        Year Ended December 31,
                                                     -----------------------------
                                                       1999                 1998
                                                     --------             --------
      Net operating loss carryforwards               $ 12,532             $ 12,571
      Research and development credit                   1,159                1,033
      Other state tax credits                               7                   20
      Expense accruals and other                          579                  489
                                                     --------             --------

      Gross deferred tax assets                        14,277               14,113
      Valuation allowance                             (14,277)             (14,113)
                                                     --------             --------

                                                     $      -             $      -
                                                     ========             ========

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

    A reconciliation between the amount of reported tax expense and the amount computed using the U.S. federal statutory rate of 35% follows (in thousands):

                                                                                Year Ended December 31,
                                                                    -----------------------------------------------
                                                                     1999                1998                1997
                                                                    ------             --------            --------
      Income tax benefit at statutory rate                          $  (55)            $   (869)           $ (1,599)
      State tax benefit, net                                            (8)                (129)               (234)
      Stock option exercises                                           (13)                   -                  (3)
      Research and development credits                                (140)                (160)               (146)
      Other state credits                                               19                   24                  28
      Other                                                             33                   (4)                 17
                                                                    ------             --------            --------

                                                                    $ (164)            $ (1,138)           $ (1,937)
      Increase in valuation allowance                                  164                1,138               1,937
                                                                    ------             --------            --------

                                                                    $    -             $      -            $      -
                                                                    ======             ========            ========

Opta Food Ingredients, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------

  At December 31, 1999, the Company had federal net operating loss carryforwards and research and development credits which may be used to offset future federal taxable income and tax liabilities as follows (in thousands):

                            Net          Research and
           Year of        Operating      Development
          Expiration        Loss            Credit
          ----------      ---------      ------------
             2006          $  1,095             $  76
             2007             4,247               128
             2008             5,570               144
             2009             3,720               112
             2010             4,991                70
             2011             4,713                48
             2012             4,558               101
             2018             2,280               107
             2019                 -                95
                           --------             -----

                           $ 31,174             $ 881
                           ========             =====

  A portion of the net operating loss carryforwards and valuation allowances totaling $1,974,000 and $767,000, respectively, relates to deductions for non-qualified stock option exercises and incentive stock option disqualifying dispositions. This amount will be credited to additional paid-in capital upon realization.

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

12.  Stockholders' Equity

     Preferred Stock

     Shares of preferred stock may be issued at the discretion of the Board of Directors of the Company with such designations, rights and preferences as the Board may determine from time to time.

13.  Stock Option and Stock Purchase Plans

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

     In May 1999, the stockholders approved an increase in the number of common shares authorized for issuance under the 1992 Employee, Director and Consultant Stock Option Plan from 1,916,667 to 2,166,667. The number of common shares authorized for issuance under the 1991 Non-Employee Stock Option Plan is 101,244.

     The Company has reserved 1,820,670 shares of common stock for issuance under the 1992 Employee, Director and Consultant Stock Option Plan and 9,838 shares for issuance under the 1991 Non-Employee Stock Option Plan at December 31, 1999.

     At December 31, 1999, options to purchase 1,714,921 shares were outstanding under the plans, of which 735,826 were exercisable. There were 115,587 shares available for future grant under the plans at December 31, 1999.

     Stock option plan transactions were as follows:

                                                               Weighted Average
                                                Shares          Exercise Price
                                              ----------      ------------------

Options outstanding at December 31, 1996      1,106,839                   $7.58

            Granted                             644,497                   $5.90
            Exercised                           (21,918)                  $2.08
            Cancelled                          (512,938)                  $9.83
                                              ---------


Options outstanding at December 31, 1997      1,216,480                   $5.86

            Granted                             390,050                   $4.79
            Exercised                            (3,000)                  $5.25
            Cancelled                           (52,030)                  $6.23
                                              ---------


Options outstanding at December 31, 1998      1,551,500                   $5.58

            Granted                             335,450                   $3.28
            Exercised                           (30,899)                  $0.20
            Cancelled                          (141,130)                  $5.96
                                              ---------


Options outstanding at December 31, 1999      1,714,921                   $5.18
                                              =========

     The following table summarizes information about stock options outstanding and exercisable at December 31, 1999:

                         Options Outstanding              Options Exercisable
                 ------------------------------------   -----------------------
                               Weighted
                                Average      Weighted                 Weighted
                  Number of    Remaining     Average     Number of     Average
   Range of        Options    Contractual    Exercise     Options     Exercise
Exercise Prices  Outstanding     Life         Price     Outstanding     Price
---------------  -----------  -----------    --------   -----------   ---------

$0.06 - $0.45         32,836          1.4      $ 0.09        32,836     $ 0.09
$2.53 - $3.84        334,350          9.4      $ 3.28         1,750     $ 3.19
$3.94 - $5.50        460,790          7.7      $ 4.87       152,510     $ 4.97
$5.53 - $9.00        843,695          6.0      $ 6.02       510,630     $ 6.07
$10.00- $15.50        43,250          3.6      $10.57        38,100     $10.42
                 -----------                            -----------

                   1,714,921                                735,826
                 ===========                            ===========

     In 1992, the stockholders approved the Employee Stock Purchase Plan. This plan enables eligible employees to purchase common shares at 85% of the fair market value of the shares during two six month periods beginning January 1 and July 1 of each year. The Company has authorized 200,000 shares of the Company's common stock for issuance under this plan. At December 31, 1999, 122,227 shares remain available for issuance under this plan.

     The Company has adopted the disclosure only provisions of FAS 123. Accordingly, no compensation cost has been recognized for the stock plans. Had compensation cost for the Company's stock plans been determined based on fair value at the grant dates for awards in 1999 and 1998 as prescribed by FAS 123, the Company's net loss and net loss per share would have been as follows (in thousands, except for per share amounts):

                                                 Year Ended December 31,
                                        ---------------------------------------
                                               1999                   1998
                                        ------------------     ----------------

Net loss:
As reported                                 $     (157)          $     (2,482)
Pro forma                                         (471)                (2,827)

Net loss per share:
As reported                                 $     (.01)          $       (.22)
Pro forma                                         (.04)                  (.26)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, risk-free interest rate of 5.75% and 5%, expected volatility of 65.3% and 64.9%, and an option term of 8 years, for the years ended December 31, 1999 and 1998, respectively. The weighted average fair value of options granted during the years ended December 31, 1999 and 1998 was $2.54 and $3.45, respectively.

14.  Retirement Savings Plan

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

15.  Sales to Major Customers and Export Sales

     During 1999 and 1998, a single customer accounted for $8.5 million and $5.2 million or 44% and 37% of total product sales, respectively. There were no major individual customers during 1997. In addition, during 1999, 1998 and 1997, $3.0 million, $3.9 million and $3.5 million of product sales, respectively, were to a group of independent bakeries that supply a quick service restaurant chain.

     International sales, in thousands, were $1,280 ($512 to Europe; $258 to the Middle East; $189 to Canada; $30 to Asia and $291 to Latin America); $795 ($418 to Europe and $377 to the Middle East); and $1,209 ($376 to Europe and $833 to the Middle East) for the years ended December 31, 1999, 1998 and 1997, respectively.

16.  Commitments

     Leases

     The Company leases certain equipment and facilities under noncancellable operating leases. Total future minimum payments as of December 31, 1999 under these leases are as follows (in thousands):

               Year ended December 31,

                  2000             $    265
                  2001                  208
                  2002                  167
                  2003                  145
                  2004                  149
                  Thereafter            336
                                   --------

                                   $  1,270
                                   ========

     Rent expense (in thousands) for the years ended December 31, 1999, 1998 and 1997 was $168, $157 and $159, respectively.