Form 10-Q
period 2000-03-31
OPTA FOOD INGREDIENTS INC /DE
filed 2000-05-09
CIK 883326

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-Q


     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      FOR THE QUARTER ENDED MARCH 31, 2000

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


                       YES  [X]   NO  [ ]



As of May 1, 2000, the registrant had 10,897,864 shares of common stock outstanding.

OPTA FOOD INGREDIENTS, INC.

FORM 10-Q
-------------------------------------------------------------------------------


                          Quarter Ended March 31, 2000
                               Table of Contents



                                                                Page
                                                               Number
                                                               ------
Part I - Financial Information
------------------------------

Item 1 - Financial Statements

  Condensed Balance Sheet
    March 31, 2000 (Unaudited) and December 31, 1999 (Audited) 3 Condensed Statement of Operations for the Three Months Ended
    March 31, 2000 and 1999 (Unaudited)                           4
  Condensed Statement of Cash Flows for the Three Months Ended
    March 31, 2000 and 1999 (Unaudited)                           5
  Notes to Condensed Unaudited Financial Statements               6

Item 2 - Management's Discussion and Analysis of
  Financial Condition and Results of Operations                   9

Item 3 - Quantitative and Qualitative Disclosure
  About Market Risk                                              11


Part II - Other Information
---------------------------

  Item 1 through Item 6                                          12

  Signatures                                                     13

OPTA FOOD INGREDIENTS, INC.

CONDENSED BALANCE SHEET (in thousands)
-------------------------------------------------------------------------------


                                                              MARCH 31,                DECEMBER 31,
                                                                 2000                       1999
                                                        ------------------        -------------------
                                                            (Unaudited)                 (Audited)
ASSETS

 Current assets:
   Cash and cash equivalents                                      $  3,953                   $  2,578
   Short term investments                                            7,380                     10,004
   Accounts receivable, net                                          3,665                      3,927
   Inventories (Note 3)                                              5,098                      4,678
   Prepaid expenses and other current assets                           506                        546
                                                        ------------------        -------------------

          Total current assets                                      20,602                     21,733

 Fixed assets, net                                                  23,275                     23,820
 Patents and trademarks, net                                           543                        592
 Goodwill                                                            1,508                      1,549
 Other assets                                                          180                        121
                                                        ------------------        -------------------

                                                                  $ 46,108                   $ 47,815
                                                        ==================        ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
   Current portion of long term debt                              $    377                   $    394
   Accounts payable                                                    961                      1,872
   Accrued expenses                                                  1,487                      1,280
                                                        ------------------        -------------------

          Total current liabilities                                  2,825                      3,546

 Long term debt                                                      2,603                      2,733


 Stockholders' equity:
   Common stock                                                        111                        111
   Additional paid-in capital                                       79,807                     79,807
   Treasury stock, at cost                                            (737)                      (444)
   Accumulated deficit                                             (38,501)                   (37,938)
                                                        ------------------        -------------------
          Total stockholders' equity                                40,680                     41,536
                                                        ------------------        -------------------

                                                                  $ 46,108                   $ 47,815
                                                        ==================        ===================

OPTA FOOD INGREDIENTS, INC.

CONDENSED STATEMENT OF OPERATIONS (in thousands, except per share data)
-------------------------------------------------------------------------------
(Unaudited)


                                           FOR THE THREE MONTHS ENDED MARCH 31,
                                           ------------------------------------
                                                 2000                1999
                                           ----------------     ---------------

Product revenue                                     $ 6,364             $ 4,065

Cost and expenses:
  Cost of revenue                                     4,337               2,810
  Selling, general and administrative                 1,678                 999
  Research and development                              752                 823
  Restructuring costs (Note 4)                          300                 350
                                           ----------------     ---------------
                                                      7,067               4,982
                                           ----------------     ---------------

Loss from operations                                   (703)               (917)

Other income (expense):
  Interest income                                       176                 347
  Interest expense                                      (62)                (68)
  Other income (expense)                                 26                  16
                                           ----------------     ---------------
                                                        140                 295
                                           ----------------     ---------------


Net loss                                           ($   563)          ($    622)
                                           ================     ===============
Basic and diluted net loss per share
(Note 5)                                           ($   .05)          ($    .06)
                                           ================     ===============

Weighted average shares outstanding                  10,903              11,106
                                           ================     ===============

OPTA FOOD INGREDIENTS, INC.
CONDENSED STATEMENT OF CASH FLOWS (in thousands)
-------------------------------------------------------------------------------
(Unaudited)

                                                                   FOR THE THREE MONTHS ENDED
                                                                           MARCH 31,
                                                        ---------------------------------------------
                                                               2000                       1999
                                                        ------------------        -------------------
Cash flows from operating activities:
  Net loss                                                        ($   563)                  ($   622)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization                                      780                        383
    Change in assets and liabilities:
       (Increase) decrease in accounts receivable, net                 262                       (396)
       Increase in inventories, net                                   (420)                      (487)
       (Increase) decrease in other assets                             (17)                        26
       Increase (decrease) in accounts payable                        (911)                        49
       Increase (decrease) in accrued expenses                         207                       (488)
                                                        ------------------        -------------------
  Total adjustments                                                    (99)                      (913)
                                                        ------------------        -------------------

Net cash used in operating activities                                 (662)                    (1,535)

Cash flows from investing activities:
  Purchase of short term investments                                (8,826)                         -
  Maturity of short term investments                                11,449                          -
  Purchase of fixed assets, net                                       (130)                      (170)
  Increase in patents and trademarks                                   (16)                       (52)
                                                        ------------------        -------------------
Net cash provided by (used in) investing activities                  2,477                       (222)

Cash flows from financing activities:
  Proceeds from issuance of common stock, net                            -                          7
  Principal payments on long term debt                                (147)                       (79)
  Purchase of treasury stock                                          (293)                         -
                                                        ------------------        -------------------
Net cash used in financing activities                                 (440)                       (72)
                                                        ------------------        -------------------

Net increase (decrease) in cash and cash equivalents                 1,375                     (1,829)
Cash and cash equivalents at beginning of period                     2,578                     30,315
                                                        ------------------        -------------------

Cash and cash equivalents at end of period                         $ 3,953                    $28,486
                                                        ==================        ===================

OPTA FOOD INGREDIENTS, INC.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

   The condensed financial statements of Opta Food Ingredients, Inc. (the "Company") include, in the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair statement of the Company's financial position at March 31, 2000 and December 31, 1999 and the results of operations for the three months ended March 31, 2000 and 1999, respectively. The results of operations are not necessarily indicative of results for a full year.

   These financial statements should be read in conjunction with the financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission pursuant to Section 13 of the Securities Exchange Act of 1934. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations.

2. RECENT PRONOUNCEMENTS

   In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company is required to adopt SAB 101 in the first quarter of fiscal 2000. The impact of SAB 101 is considered to be immaterial on the Company's financial statements.

3. INVENTORIES, NET

   Inventories consist of the following (in thousands):

                                  MARCH 31,                  DECEMBER 31,
                                    2000                         1999
                             -------------------         ------------------
   Raw materials                          $  881                     $  919
   Finished goods                          4,217                      3,759
                             -------------------         ------------------
                                          $5,098                     $4,678
                             ===================         ==================

   Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method. Inventories are reflected net of reserves of $243,000 and $250,000 at March 31, 2000 and December 31, 1999, respectively.

4. RESTRUCTURING COSTS

   During the first quarter 2000, the Company made the decision to consolidate the Company's starch-based operations and relocate Stabilized Products to its Galesburg, Illinois production facility. As a result, the results for the three months ended March 31, 2000 reflect a restructuring charge of $300,000, comprised of the following: severance costs of $170,000 related to the termination of 6 employees in general and administrative and manufacturing functions; and $130,000 in non-cash expenses resulting primarily from fixed asset write-downs related to building improvements on the leased facility. For the three months ended March 31, 2000, no severance payments had been made.

   On February 18, 1999, the Company announced a restructuring program which included a reduction in headcount at its corporate headquarters as a result of discontinuing research on its protein coatings and encapsulation technology platform. As a result, the Company recorded a restructuring charge of $350,000 which is included in operating expenses for the three months ended March 31, 1999. The restructuring charge was primarily related to severance costs associated with the termination of 6 employees in applications and research & development functions which were paid out over a six month period ending July 1999.

5. Net Loss Per Share

   Basic net loss per share is determined by dividing the net loss by the weighted average number of common shares outstanding during the period. All common stock equivalents have been excluded from weighted average shares outstanding for calculating diluted net loss per share because such equivalents are anti-dilutive.

6. STOCK REPURCHASE PLAN

   In April 1999, the Company's Board of Directors approved a stock repurchase plan under which the Company is authorized to purchase shares subject to certain business and market restrictions. During 1999, the Company purchased 150,000 shares of common stock at an aggregate cost of $443,750 which was recorded as treasury stock as of December 31, 1999. In January 2000, the Company purchased an additional 100,000 shares of common stock at an aggregate cost of $293,750 which was recorded as treasury stock at March 31, 2000.

7. ACQUISITIONS

   On June 30, 1999, the Company acquired the assets of Stabilized Products, Inc. ("SPI") for approximately $2.4 million in cash. The acquisition of SPI was accounted for as a purchase and the excess of the purchase price over the fair value of the net assets acquired was $1.6 million and has been recorded as goodwill, which is being amortized on a straight-line basis over 10 years. The purchase price was allocated based on the fair values of the assets purchased as follows (in thousands):

   Accounts receivable                                     $  426
   Inventories                                                276
   Machinery and equipment                                     76
   Other assets                                                 4
   Goodwill                                                 1,630

   On December 31, 1999, the Company acquired substantially all the assets of Canadian Harvest located in Cambridge, Minnesota and all of the outstanding shares of common stock of Canadian Harvest Process Ltd. located in St. Thomas, Ontario, Canada for $12 million in cash, with an additional $1.6 million paid for net working capital. The acquisition of Canadian Harvest was accounted for as a purchase and the purchase price has been tentatively allocated based on estimated fair values of the assets purchased as follows (in thousands):

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

This discussion should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and the accompanying unaudited condensed financial statements and notes for the three months ended March 31, 2000 and 1999, respectively.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999:

Revenue. Revenue for the three months ended March 31, 2000 was $6.4 million, representing an increase of $2.3 million or 57% in comparison to $4.1 million for the comparable 1999 quarter. A majority of the increase in 2000 first quarter revenue was attributable to the recently acquired Stabilized Products and Canadian Harvest divisions. In addition, revenue for quarter was impacted by an operational change on the part of a major customer that resulted in reduced demand for a certain fiber product. The Company anticipates sales to this customer to be lower this year than in 1999.

OPTA FOOD INGREDIENTS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

Cost of Revenue. Cost of revenue for the three months ended March 31, 2000 was $4.3 million, representing an increase of $1.5 million or 54% in comparison to $2.8 million for the comparable 1999 quarter. Cost of revenue as a percentage of revenue decreased to 68% for the first quarter of 2000 as compared to 69% in the first quarter of 1999. This percentage decrease was largely the result of certain improvements in fiber-based product margins resulting from operating efficiencies as well as a reduction in manufacturing costs.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 2000 were $1.7 million representing an increase of $679,000 or 68% in comparison to $999,000 for the comparable 1999 quarter. A majority of the increase in SG&A expenses was due to additional expenses attributable to the recently acquired Stabilized Products and Canadian Harvest divisions as well as the Company recorded a charge of $350,000 related to severance costs attributable to the recent departure of its former Chief Executive Officer and President, Lewis C. Paine, III.

Research and Development Expenses. Research and development ("R&D") expenses for the three months ended March 31, 2000 were $752,000 representing a decrease of $71,000 or 9% in comparison to $823,000 for the comparable 1999 quarter. The decrease in R&D expenses was the result of the reduction in personnel costs related to the Company's restructuring program which discontinued research on its protein coatings and encapsulation technology platform in February 1999.

Restructuring Costs. The results for the three months ended March 31, 2000 reflect a restructuring charge of $300,000 related to the decision to consolidate the Company's starch-based operations and relocate Stabilized Products to its Galesburg, Illinois production facility. For the three months ended March 31, 1999, the Company recorded a restructuring charge of $350,000 which is included in operating expenses. This charge was the result of a cost reduction program which included a reduction in headcount at its corporate headquarters as a result of discontinuing research on its protein coatings and encapsulation technology platform.

Other Income. Other income for the three months ended March 31, 2000 was $140,000, representing a decrease of $155,000 or 53% in comparison to $295,000 for the comparable 1999 quarter. The decrease was due to decreased interest income on reduced amounts of cash and cash equivalents during the first quarter of 2000 as compared to the comparable 1999 quarter.

LIQUIDITY AND CAPITAL RESOURCES:

At March 31, 2000, the Company had $11.3 million in cash and cash equivalents and $17.8 million of working capital. The Company used approximately $662,000 of cash in operations during the three months ended March 31, 2000, compared with approximately $1.5 million used in the comparable 1999 quarter.

Capital expenditures were $130,000 and $170,000 for the three months ended March 31, 2000 and 1999, respectively. The higher level of capital expenditures for the first quarter of 1999 was related to the completion of the expansion of the Louisville production facility to increase the Company's capacity to produce oat fiber products.

OPTA FOOD INGREDIENTS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

In addition, the Company used approximately $293,000 of cash during the three months ended March 31, 2000 to purchase 100,000 of treasury stock under the stock repurchase program announced in April 1999.

The Company's various debt agreements contain covenants that restrict the Company's ability to participate in merger discussions, pay dividends, limit annual capital expenditures, invest in certain types of securities and obtain additional debt financing without bank approval. The Company was in compliance with respect to all covenants and restrictions in its loan agreements at March 31, 2000.

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

REVENUE RECOGNITION

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company is required to adopt SAB 101 in the first quarter of fiscal 2000. The impact of SAB 101 is considered to be immaterial on the Company's financial statements.

PART I ITEM 3

Quantitative and Qualitative Disclosure about Market Risk
---------------------------------------------------------

In January 1997, the Securities and Exchange Commission issued Financial Reporting Release No. 48, which expands the disclosure requirements for certain derivatives and other financial instruments. The Company does not utilize derivative financial instruments. The carrying amounts reflected in the condensed balance sheet of cash and cash equivalents, trade receivables and trade payables approximates fair value at March 31, 2000 due to the short maturities of these instruments.

OPTA FOOD INGREDIENTS, INC.

PART II - OTHER INFORMATION
-------------------------------------------------------------------------------

Items 1, 2, 3, 4, and 5 - Not Applicable.


ITEM 6 (a)    EXHIBITS

  (11) Basic and diluted net loss per share computation (in thousands, except per share data):

                                         FOR THE THREE MONTHS ENDED MARCH 31,
                                         ------------------------------------
                                             2000                   1999
                                         -------------      -----------------

Net loss                                         ($563)                 ($622)
                                         =============      =================

Weighted average shares outstanding             10,903                 11,106
                                         =============      =================

Basic and diluted net loss per share             ($.05)                 ($.06)
                                         =============      =================

  All common stock equivalents have been excluded from weighted average shares outstanding for calculating diluted net loss per share because such equivalents are anti-dilutive.



  (27)   Financial data schedule

ITEM 6 (b)     REPORTS ON FORM 8-K

  On January 8, 2000, the Company filed a report on Form 8-K in connection with its purchase of the assets of Canadian Harvest and the stock of Canadian Harvest Process Ltd. On March 30, 2000, the Compnay filed an amendment report on Form 8-K/A which included the financial statements of Canandian Harvest.

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



                              Opta Food Ingredients, Inc.
                              ---------------------------
                                 (Registrant)



DATE: May 8, 2000             BY: /s/ Arthur J. McEvily, Ph.D.
                                  ----------------------------
                                  Arthur J. McEvily, Ph.D.
                                  President and Chief Executive Officer
                                  (principal executive officer)



DATE: May 8, 2000             BY: /s/ Scott A. Kumf
                                  -----------------
                                  Scott A. Kumf
                                  Chief Financial Officer,
                                  Vice President Administration and Treasurer
                                  (principal financial and accounting officer)