Form 10-Q
period 2000-06-30
OPTA FOOD INGREDIENTS INC /DE
filed 2000-08-11
CIK 883326

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-Q


     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the Quarter Ended June 30, 2000

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



As of July 31, 2000, the registrant had 10,751,987 shares of common stock outstanding.

OPTA FOOD INGREDIENTS, INC.

FORM 10-Q
--------------------------------------------------------------------------------

                          Quarter Ended June 30, 2000
                               Table of Contents



                                                                   Page
                                                                  Number
                                                                  ------

Part I - Financial Information
------------------------------

Item 1 - Financial Statements

  Condensed Balance Sheet
    June 30, 2000 (Unaudited) and December 31, 1999 (Audited)        3
  Condensed Statement of Operations for the
    Three and Six Months Ended June 30, 2000 and 1999 (Unaudited) 4 Condensed Statement of Cash Flows for the
    Six Months Ended June 30, 2000 and 1999 (Unaudited)              5
  Notes to Condensed Unaudited Financial Statements                  6

Item 2 - Management's Discussion and Analysis of
  Financial Condition and Results of Operations                      9


Item 3 - Quantitative and Qualitative Disclosure about              12
  Market Risk


Part II - Other Information
---------------------------

    Item 1 through Item 6                                           13

    Signatures                                                      15

Opta Food Ingredients, Inc.

Condensed Balance Sheet (in thousands)
-------------------------------------------------------------------------------

                                                              JUNE 30,                DECEMBER 31,
                                                                2000                      1999
                                                        ------------------        -------------------
                                                            (Unaudited)                 (Audited)
ASSETS
 Current assets:
   Cash and cash equivalents                                      $  6,311                   $  2,578
   Short term investments                                            4,743                     10,004
   Accounts receivable, net                                          4,066                      3,927
   Inventories, net (Note 3)                                         5,448                      4,678
   Prepaid expenses and other current assets                           476                        546
                                                        ------------------        -------------------
        Total current assets                                        21,044                     21,733

 Fixed assets, net                                                  23,039                     23,820
 Goodwill, net                                                       1,467                      1,549
 Patents and trademarks, net                                           494                        592
 Other assets                                                          249                        121
                                                        ------------------        -------------------
                                                                  $ 46,293                   $ 47,815
                                                        ==================        ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long term debt                              $    365                   $    394
   Accounts payable                                                  1,853                      1,872
   Accrued expenses                                                  1,055                      1,280
                                                        ------------------        -------------------
       Total current liabilities                                     3,273                      3,546

 Long term debt                                                      2,479                      2,733

Stockholders' equity:
   Common stock                                                        111                        111
   Additional paid-in capital                                       79,807                     79,807
   Treasury Stock                                                   (1,115)                      (444)
   Accumulated deficit                                             (38,262)                   (37,938)
                                                        ------------------        -------------------
Total stockholders' equity                                          40,541                     41,536
                                                        ------------------        -------------------
                                                                  $ 46,293                   $ 47,815
                                                        ==================        ===================

    The accompanying notes are an integral part of the financial statements.

Opta Food Ingredients, Inc.

CONDENSED STATEMENT OF OPERATIONS (in thousands, except per share data)
-------------------------------------------------------------------------------
(Unaudited)

                                                 FOR THE THREE MONTHS ENDED        FOR THE SIX MONTHS ENDED
                                                          JUNE 30,                         JUNE 30,
                                             -------------------------------     -------------------------------
                                                  2000              1999              2000              1999
                                             -------------     -------------     -------------     -------------
Product revenue                                    $ 6,908           $ 4,506           $13,272           $ 8,571

Cost and expenses:
  Cost of revenue                                    4,824             2,943             9,161             5,753
  Selling, general and administrative                1,251             1,102             2,929             2,101
  Research and development                             737               796             1,489             1,619
  Restructuring costs (Note 4)                           -                 -               300               350
                                             -------------     -------------     -------------     -------------
                                                     6,812             4,841            13,879             9,823
                                             -------------     -------------     -------------     -------------

Income (loss) from operations                           96              (335)             (607)           (1,252)

Other income (expense):
  Interest income                                      174               333               350               680
  Interest expense                                     (59)              (63)             (121)             (131)
  Other income, net                                     28                13                54                29
                                             -------------     -------------     -------------     -------------
                                                       143               283               283               578
                                             -------------     -------------     -------------     -------------

Net income (loss)                                  $   239         ($     52)        ($    324)          ($  674)
                                             =============     =============     =============     =============

Basic net income (loss) per share (Note 5)            $.02         ($    .00)       ($     .03)         ($   .06)
                                             =============     =============     =============     =============

Diluted net income (loss) per share (Note 5)          $.02         ($    .00)       ($     .03)         ($   .06)
                                             =============     =============     =============     =============

Weighted average shares outstanding - basic         10,780            11,047            10,841            11,076
                                             =============     =============     =============     =============

Weighted average shares outstanding - diluted       10,812            11,047            10,841            11,076
                                             =============     =============     =============     =============



    The accompanying notes are an integral part of the financial statements.

OPTA FOOD INGREDIENTS, INC.

Condensed Statement of Cash Flows (in thousands)
-------------------------------------------------------------------------------
(Unaudited)

                                                                   For the six months ended
                                                                           JUNE 30,
                                                        ---------------------------------------------
                                                               2000                       1999
                                                        ------------------        -------------------
Cash flows from operating activities:
  Net loss                                                         ($  324)                   ($  674)
  Adjustments to reconcile net loss to cash used
    in operating activities:
    Depreciation and amortization                                    1,560                        768
    Change in assets and liabilities:
      Increase in accounts receivable, net                            (139)                      (700)
      Increase in inventories, net                                    (770)                      (631)
      (Increase) decrease in other current assets                       70                        (33)
      Decrease in accounts payable                                     (19)                       (21)
      Decrease in accrued expenses                                    (225)                      (473)
                                                        ------------------        -------------------
  Total adjustments                                                    477                     (1,090)
                                                        ------------------        -------------------

Net cash provided by (used in) operating activities                    153                     (1,764)

Cash flows from investing activities:
  Purchase of short term investments                                (8,810)                         -
  Maturity of short term investments                                14,071                          -
  Acquisition of businesses                                              -                     (2,374)
  Purchase of fixed assets                                            (568)                      (309)
  Increase in patents and trademarks                                   (31)                       (61)
  Increase in other assets                                            (128)                         -
                                                        ------------------        -------------------
Net cash provided by (used in) investing activities                  4,534                     (2,744)

Cash flows from financing activities:
  Proceeds from issuance of common stock                                 -                          7
  Purchase of treasury stock                                          (671)                      (444)
  Principal payments on long term debt                                (283)                      (146)
                                                        ------------------        -------------------
Net cash used in financing activities                                 (954)                      (583)
                                                        ------------------        -------------------
Net increase (decrease) in cash and cash equivalents                 3,733                     (5,091)
Cash and cash equivalents at beginning of period                     2,578                     30,315
                                                        ------------------        -------------------
Cash and cash equivalents at end of period                         $ 6,311                    $25,224
                                                        ==================        ===================

    The accompanying notes are an integral part of the financial statements

OPTA FOOD INGREDIENTS, INC.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
1. BASIS OF PRESENTATION

   The condensed financial statements of Opta Food Ingredients, Inc. (the "Company") include, in the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair statement of the Company's financial position at June 30, 2000 and December 31, 1999 and the results of operations for the three and six months ended June 30, 2000 and 1999, respectively. The results of operations are not necessarily indicative of results for a full year.


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

2. RECENT PRONOUNCEMENTS

   In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues. In June 2000, the Commission issued SAB101B which delayed the implementaion of SAB101 until no later than the quarter ended December 31, 2000. The impact of SAB 101 is considered to be immaterial on the Company's financial statements.

   In March 2000, the FASB issued Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25". FIN No. 44 clarifies the application of APB Opinion No. 25 to certain issues including: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for the exchange of stock compensation awards in business combination. FIN No. 44 is effective July 1, 2000, but certain conclusions in FIN No. 44 are applicable retroactively to specific events occurring after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN No. 44 to have a material impact on the Company's financial position or results of operations.

3. INVENTORIES, NET

  Inventories consist of the following (in thousands):

                                                     June 30,                  December 31,
                                                       2000                       1999
                                              --------------------         ------------------
Raw materials                                               $1,246                     $  919
Finished goods                                               4,202                      3,759
                                              --------------------         ------------------
                                                            $5,448                     $4,678
                                              ====================         ==================

   Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method. Inventories are reflected net of reserves of $243,000 at June 30, 2000 and $250,000 at December 31, 1999.

4. RESTRUCTURING COSTS

   During the first quarter 2000, the Company made the decision to consolidate the Company's starch-based operations and relocate Stabilized Products to its Galesburg, Illinois production facility. As a result, the results for the six months ended June 30, 2000 reflect a restructuring charge of $300,000 which was recorded in the first quarter of 2000, comprised of the following: severance costs of $170,000 related to the termination of 6 employees in general and administrative and manufacturing functions; and $130,000 in non-cash expenses resulting primarily from fixed asset write-downs related to building improvements on the leased facility. For the six months ended June 30, 2000, $102,000 has been paid relating to severance.

   On February 18, 1999, the Company announced a restructuring program which included a reduction in headcount at its corporate headquarters as a result of discontinuing research on its protein coatings and encapsulation technology platform. As a result, the Company recorded a restructuring charge of $350,000 which was recorded in the first quarter of 1999, which is included in operating expenses for the six months ended June 30, 1999. The restructuring charge was primarily related to severance costs associated with the termination of 6 employees in applications and research & development functions which were paid out over a six month period ending July 1999.

5. NET INCOME (LOSS) PER SHARE

   Basic net income (loss) per share is determined by dividing the net income
   (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share for the three months ended June 30, 2000 is determined by dividing the net income by the weighted average shares outstanding including common stock equivalents. For the six months ended June 30, 2000 as well as the three and six months ended June 30, 1999, all common stock equivalents have been excluded from weighted average shares outstanding for calculating diluted net income (loss) per share because such equivalents are anti-dilutive.

6. STOCK REPURCHASE PLAN

   In April 1999, the Company's Board of Directors approved a stock repurchase plan under which the Company is authorized to purchase shares subject to certain business and market restrictions. During 1999, the Company purchased 150,000 shares of common stock at an aggregate cost of $443,750 which was recorded as treasury stock at December 31, 1999. During the six months ended June 30, 2000, the Company purchased an additional 266,150 shares of common stock at an aggregate cost of $671,000 which was recorded as treasury stock.

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


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999:

Revenue. Revenue for the three months ended June 30, 2000 was $6.9 million, representing an increase of $2.4 million or 53% in comparison to $4.5 million for the comparable 1999 quarter. A majority of the increase in second quarter revenue was attributable to the recently acquired Stabilized Products and Canadian Harvest divisions. In addition, revenue for the second quarter was impacted by an operational change on the part of a major customer that resulted in reduced demand for a certain fiber product. The Company anticipates sales to this customer to be lower this year than in 1999.

Cost of revenue. Cost of revenue for the three months ended June 30, 2000 was $4.8 million, representing an increase of $1.9 million or 64% in comparison to $2.9 million for the comparable 1999 quarter. Cost of revenue as a percentage of revenue increased to 70% for the second quarter of 2000 as compared to 65% in the second quarter of 1999. This percentage increase was largely attributable to the impact on margins resulting from Canadian Harvest gross margins of 29% as well as lower starch-based product margins resulting from operating under a five day production schedule in 2000 at the company's Galesburg facility as compared to a seven day production schedule in 1999. The production schedule was increased in 1999 to support the introduction of a new starch-based product.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses for the three months ended June 30, 2000 were $1.2 million, representing an increase of $149,000 or 14% in comparison to $1.1 million for the comparable 1999 quarter. A majority of the increase in SG&A expenses was due to additional expenses attributable to the recently acquired Stabilized Products and Canadian Harvest businesses.

Research and Development Expenses. Research and development ("R&D") expenses for the three months ended June 30, 2000 were $737,000, representing a decrease of $59,000 or 7% in comparison to $796,000 for the comparable 1999 quarter.

Other Income. Other income for the three months ended June 30, 2000 was $143,000, representing a decrease of $140,000 or 49% in comparison to $283,000 for the comparable 1999 quarter. The decrease was due to decreased interest income on reduced amounts of cash and cash equivalents during the second quarter of 2000 as compared to the comparable 1999 quarter.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999:

Revenue. Revenue for the six months ended June 30, 2000 was $13.3 million, representing an increase of $4.7 million or 55% in comparison to $8.6 million for the first six months of 1999. A majority of the increase in 2000 revenue was attributable to the recently acquired Stabilized Products and Canadian Harvest divisions. In addition, revenue for 2000 was impacted by an operational change on the part of a major customer that resulted in reduced demand for a certain fiber product. The Company anticipates sales to this customer to be lower this year than in 1999.

Cost of Revenue. Cost of revenue for the six months ended June 30, 2000 was $9.2 million, representing an increase of $3.4 million or 59% in comparison to $5.8 million for the comparable 1999 period. Cost of revenue as a percentage of revenue increased to 69% in 2000 as compared to 67% for the 1999 period. This percentage increase was largely attributable to the impact on margins resulting from Canadian Harvest gross margins of 29% as well as lower starch-based product margins resulting from operating under a five day production schedule in 2000 at the company's Galesburg facility as compared to a seven day production schedule in 1999. The production schedule was increased in 1999 to support the introduction of a new starch-based product.

Selling, General and Administrative Expenses. SG&A expenses for the six months ended June 30, 2000 were $2.9 million, representing an increase of $828,000 or 39% in comparison to $2.1 million for the comparable 1999 period. A majority of the increase in SG&A expenses was due to additional expenses attributable to the recently acquired Stabilized Products and Canadian Harvest businesses as well as the Company recorded a charge of $350,000 related to severance costs attributable to the departure of its former Chief Executive Officer and President, Lewis C. Paine, III in March 2000.

Research and Development Expenses. R&D expenses for the six months ended June 30, 2000 were $1.5 million, representing a decrease of approximately $130,000 or 8% in comparison to $1.6 million for the comparable 1999 period. The decrease in R&D expenses was the result of the reduction in personnel costs related to the Company's restructuring program which discontinued research on its protein coatings and encapsulation technology platform in February 1999.

Restructuring Costs. The results for the six months ended June 30, 2000 reflect a restructuring charge of $300,000 related to the decision to consolidate the Company's starch-based operations and relocate Stabilized Products to its Galesburg, Illinois production facility. For the six months ended June 30, 1999, the Company recorded a restructuring charge of $350,000 which is included in operating expenses. This charge was the result of a cost reduction program which included a reduction in headcount at its corporate headquarters as a result of discontinuing research on its protein coatings and encapsulation technology platform.

Other Income. Other income for the six months ended June 30, 2000 was $283,000, representing a decrease of $295,000 or 51% in comparison to $578,000 for the comparable 1999 period. The decrease was due to decreased interest income on reduced amounts of cash and cash equivalents during 2000 as compared to the comparable 1999 period.

LIQUIDITY AND CAPITAL RESOURCES:

At June 30, 2000, the Company had $11.1 million in cash and short term investments and $17.8 million of working capital. The Company realized positive cash from operations of approximately $153,000 during the six months ended June 30, 2000 compared with approximately $1.8 million of cash used in operations for the comparable 1999 period.

Capital expenditures were $568,000 and $309,000 for the six months ended June 30, 2000 and 1999, respectively. The Company utilized approximately $2.4 million in cash to acquire the assets of Stabilized Products, Inc. on June 30, 1999.

The Company's various debt agreements contain covenants that restrict the Company's ability to participate in merger discussions, pay dividends, limit annual capital expenditures, invest in certain types of securities and obtain additional debt financing without bank approval. The Company was in compliance with respect to all covenants and restrictions in its loan agreements at June 30, 2000.

The Company believes that continued expenditure of funds will be necessary to support its anticipated growth. The Company believes that its existing cash and cash equivalents, short term investments, long and short term debt and product sales will be adequate to fund its planned operations, capital requirements and expansion needs through at least 2001. However, the Company may require additional capital in the long term, which it may seek through equity or debt financing, equipment lease financing or funds from other sources. No assurance can be given that these funds will be available to the Company on acceptable terms, if at all. In addition, because of the Company's need for funds to support future operations, it may seek to obtain capital when conditions are favorable, even if it does not have an immediate need for additional capital at such time.

RECENT PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues. In June 2000, the Commission issued SAB101B which delayed the implementaion of SAB101 until no later than the quarter ended December 31, 2000. The impact of SAB 101 is considered to be immaterial on the Company's financial statements.

In March 2000, the FASB issued Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25". FIN No. 44 clarifies the application of APB Opinion No. 25 to certain issues including: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for the exchange of stock compensation awards in business combination. FIN No. 44 is effective July 1, 2000, but certain conclusions in FIN No. 44 are applicable retroactively to specific events occurring after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN No. 44 to have a material impact on the Company's financial position or results of operations.


PART I ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
---------------------------------------------------------

In January 1997, the Securities and Exchange Commission issued Financial Reporting Release No. 48, which expands the disclosure requirements for certain derivatives and other financial instruments. The Company does not utilize derivative financial instruments. The carrying amounts reflected in the condensed balance sheet of cash and cash equivalents, trade receivables and trade payables approximates fair value at June 30, 2000 due to the short maturities of these instruments.

OPTA FOOD INGREDIENTS, INC.

PART II - OTHER INFORMATION
-------------------------------------------------------------------------------

Items 1, 2, 3, 5 and 6(b) - Not Applicable.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (a) The Annual Meeting of Opta Food Ingredients, Inc. was held on Tuesday, May 23, 2000.

  (b) The following individuals were elected to the Board of Directors for a term expiring in 2001:

                            Shares voted in favor  Votes withheld
                            ---------------------  --------------
William P. Carmichael                   9,182,066         824,584
A. S. Clausi                            9,179,450         827,200
Harry Fields                            9,179,000         827,650
Glynn C. Morris                         9,181,066         825,584
Arthur J. McEvily, Ph.D.                9,182,066         824,584
Olivier Suquet                          9,182,066         824,584

There were no broker non-votes.


   (c) The stockholders approved an amendment to the 1992 Employee, Director and Consultant Stock Option Plan ("Plan") to increase the Company's Common Stock available for issuance under the Plan by 250,000 shares by a vote of 7,878,884 for, 2,110,733 against and 17,033 abstaining, with no broker non-votes.


  (d) The stockholders approved the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for fiscal year 2000 by a vote of 9,984,683 for, 8,650 against and 13,317 abstaining, with no broker non-votes.

OPTA FOOD INGREDIENTS, INC.

PART II - OTHER INFORMATION
-------------------------------------------------------------------------------

ITEM 6 (A)    EXHIBITS

(11) Basic and diluted net income (loss) per share computation (in thousands, except per share data):


                                                       For the three months ended                 For the six months ended
                                                                June 30,                                  June 30,
                                               -----------------------------------------      --------------------------------------
                                                      2000                   1999                   2000                  1999
                                               ------------------     ------------------      -----------------    ----------------
Net income (loss)                                        $    239               ($    52)               ($  324)           ($   674)
                                               ==================     ==================      =================    ================

Weighted average shares outstanding - basic                10,780                 11,047                 10,841              11,076
                                               ==================     ==================      =================    ================

Weighted average shares outstanding - diluted              10,812                 11,047                 10,841              11,076
                                               ==================     ==================      =================    ================

Basic net income (loss) per share                        $    .02               ($   .00)               ($  .03)           ($   .06)
                                               ==================     ==================      =================     ===============

Diluted net income (loss) per share                      $    .02               ($   .00)               ($  .03)           ($   .06)
                                               ==================     ==================      =================     ================


For the three months ended June 30, 2000, diluted net income (loss) per share is determined by dividing the net income by the weighted average shares outstanding including common stock equivalents of 31,581 shares which represent employee stock options. For the six months ended June 30, 2000 as well as the three and six months ended June 30, 1999, all common stock equivalents have been excluded from weighted average shares outstanding for calculating diluted net income
(loss) per share because such equivalents are anti-dilutive.


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



                                  Opta Food Ingredients, Inc.
                                  ---------------------------
                                     (Registrant)



DATE: August 10, 2000             BY: /s/ Arthur J. McEvily, Ph.D.
                                      ----------------------------
                                      Arthur J. McEvily, Ph.D.
                                      President and Chief Executive Officer
                                      (principal executive officer)



DATE: August 10, 2000             BY: /s/ Scott A. Kumf
                                      -----------------
                                      Scott A. Kumf
                                      Chief Financial Officer and Treasurer
                                      (principal financial officer)