Form 10-Q
period 2000-09-30
OPTA FOOD INGREDIENTS INC /DE
filed 2000-11-13
CIK 883326

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


             Quarterly report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

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



As of November 3, 2000, the registrant had 10,751,987 shares of common stock outstanding.

OPTA FOOD INGREDIENTS, INC.

FORM 10-Q
--------------------------------------------------------------------------------

                        Quarter Ended September 30, 2000
                               Table of Contents



                                                                        Page
                                                                       Number
                                                                       ------

Part I - Financial Information
------------------------------

Item 1 - Financial Statements

  Balance Sheet
    September 30, 2000 (Unaudited) and December 31, 1999 (Audited)         3
  Statement of Operations for the
    Three and Nine Months Ended September 30, 2000 and 1999 (Unaudited) 4 Statement of Cash Flows for the
    Nine Months Ended September 30, 2000 and 1999 (Unaudited)              5
  Notes to Unaudited Financial Statements                                  6

Item 2 - Management's Discussion and Analysis of
  Financial Condition and Results of Operations                            9

Item 3 - Quantitative and Qualitative Disclosure about
  Market Risk                                                             12

Part II - Other Information
---------------------------

  Item 1 through Item 6                                                   13

  Signatures                                                              14

OPTA FOOD INGREDIENTS, INC.
BALANCE SHEET (IN THOUSANDS)
--------------------------------------------------------------------------------


                                                      SEPTEMBER 30,    DECEMBER 31,
                                                          2000            1999
                                                      -------------    ------------
                                                       (UNAUDITED)      (AUDITED)
ASSETS
 Current assets:
   Cash and cash equivalents                            $  8,495       $  2,578
   Short term investments                                  2,277         10,004
   Accounts receivable, net                                4,250          3,927
   Inventories, net (Note 3)                               5,743          4,678
   Prepaid expenses and other current assets                 397            546
                                                        --------       --------

        Total current assets                              21,162         21,733

 Fixed assets, net                                        22,567         23,820
 Goodwill, net                                             1,427          1,549
 Patents and trademarks, net                                 442            592
 Other assets                                                248            121
                                                        --------       --------

                                                        $ 45,846       $ 47,815
                                                        ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long term debt                    $    348       $    394
   Accounts payable                                        1,079          1,872
   Accrued expenses                                        1,279          1,280
                                                        --------       --------

       Total current liabilities                           2,706          3,546

 Long term debt                                            2,381          2,733

Stockholders' equity:
   Common stock                                              112            111
   Additional paid-in capital                             79,847         79,807
   Treasury Stock                                         (1,115)          (444)
   Cumulative translation adjustment                         (40)             -
   Accumulated deficit                                   (38,045)       (37,938)
                                                        --------       --------
Total stockholders' equity                                40,759         41,536
                                                        --------       --------

                                                        $ 45,846       $ 47,815
                                                        ========       ========

    The accompanying notes are an integral part of the financial statements.

OPTA FOOD INGREDIENTS, INC.
STATEMENT OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------
(Unaudited)

                                                  FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                        SEPTEMBER 30,                   SEPTEMBER 30,
                                                  ---------------------------   -----------------------------
                                                      2000             1999         2000              1999
                                                   -----------      ---------   -----------        ----------
Product revenue                                    $  6,539         $  5,368      $ 19,811         $ 13,939

Cost and expenses:
  Cost of revenue                                     4,535            3,357        13,696            9,110
  Selling, general and administrative                 1,143            1,144         4,072            3,245
  Research and development                              776              816         2,265            2,435
  Restructuring costs (Note 4)                         --               --             300              350
                                                   --------         --------      --------         --------
                                                      6,454            5,317        20,333           15,140
                                                   --------         --------      --------         --------

Income (loss) from operations                            85               51          (522)          (1,201)

Other income (expense):
  Interest income                                       177              316           527              996
  Interest expense                                      (62)             (64)         (183)            (195)
  Other income, net                                      17               13            71               42
                                                   --------         --------      --------         --------
                                                        132              265           415              843
                                                   --------         --------      --------         --------

Net income (loss)                                  $    217         $    316      ($   107)        ($   358)
                                                   ========         ========      ========         ========

Basic net income (loss) per share (Note 5)         $    .02         $    .03      ($   .01)        ($   .03)
                                                   ========         ========      ========         ========

Diluted net income (loss) per share (Note 5)       $    .02         $    .03      ($   .01)        ($   .03)
                                                   ========         ========      ========         ========

Weighted average shares outstanding - basic          10,752           10,975        10,811           11,042
                                                   ========         ========      ========         ========

Weighted average shares outstanding - diluted        10,784           11,004        10,811           11,042
                                                   ========         ========      ========         ========

    The accompanying notes are an integral part of the financial statements.

OPTA FOOD INGREDIENTS, INC.
STATEMENT OF CASH FLOWS (IN THOUSANDS)
--------------------------------------------------------------------------------
(Unaudited)

                                                            FOR THE NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                            --------------------------
                                                              2000             1999
                                                            ---------       ---------
Cash flows from operating activities:
  Net loss                                                  ($   107)       ($   358)
  Adjustments to reconcile net loss to cash used
    in operating activities:
    Depreciation and amortization                              2,349           1,219
    Change in assets and liabilities:
      Increase in accounts receivable, net                      (323)           (919)
      Increase in inventories, net                            (1,065)         (1,011)
      Decrease in other assets                                   149              54
      Increase (decrease) in accounts payable                   (793)            238
      Decrease in accrued expenses                                (1)           (406)
                                                            --------        --------
  Total adjustments                                              316            (825)
                                                            --------        --------


Net cash provided by (used in) operating activities              209          (1,183)

Cash flows from investing activities:
  Purchase of short term investments                         (11,077)           --
  Maturity of short term investments                          18,804            --
  Acquisition of businesses                                     --            (2,412)
  Purchase of fixed assets                                      (771)           (394)
  Increase in patents and trademarks                             (53)            (67)
  (Increase) decrease in other assets                           (127)              2
                                                            --------        --------

Net cash provided by (used in) investing activities            6,776          (2,871)

Cash flows from financing activities:
  Proceeds from issuance of common stock                           1              33
  Purchase of treasury stock                                    (671)           (444)
  Principal payments on long term debt                          (398)           (292)
                                                            --------        --------

Net cash used in financing activities                         (1,068)           (703)
                                                            --------        --------

Net increase (decrease) in cash and cash equivalents           5,917          (4,757)
Cash and cash equivalents at beginning of period               2,578          30,315
                                                            --------        --------

Cash and cash equivalents at end of period                  $  8,495        $ 25,558
                                                            ========        ========

    The accompanying notes are an integral part of the financial statements.

OPTA FOOD INGREDIENTS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

   The financial statements of Opta Food Ingredients, Inc. (the "Company") include, in the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair statement of the Company's financial position at September 30, 2000 and December 31, 1999 and the results of operations for the three and nine months ended September 30, 2000 and 1999, respectively. The results of operations are not necessarily indicative of results for a full year.

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


2. RECENT PRONOUNCEMENTS

   In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues. In June 2000, the Commission issued SAB 101B which delayed the implementation of SAB 101 until no later than the quarter ended December 31, 2000. The impact of SAB 101 is considered to be immaterial on the Company's financial statements

   In March 2000, the FASB issued Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25". FIN No. 44 clarifies the application of APB Opinion No. 25 to certain issues including: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for the exchange of stock compensation awards in business combination. FIN No. 44 is effective July 1, 2000, but certain conclusions in FIN No. 44 are applicable retroactively to specific events occurring after either December 15, 1998 or January 12, 2000. The application of FIN No. 44 has not had a material impact on the Company's financial position or results of operations.

OPTA FOOD INGREDIENTS, INC.

--------------------------------------------------------------------------------


3. INVENTORIES, NET

   Inventories consist of the following (in thousands):

                      SEPTEMBER 30,   DECEMBER 31,
                         2000            1999
                      -------------   ------------

Raw materials            $1,155         $  919
Finished goods            4,588          3,759
                         ------         ------

                         $5,743         $4,678
                         ======         ======

   Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method. Inventories are reflected net of reserves of $243,000 at September 30, 2000 and $250,000 at December 31, 1999.

4. RESTRUCTURING COSTS

   During the first quarter 2000, the Company made the decision to consolidate the Company's starch-based operations and relocate Stabilized Products to its Galesburg, Illinois production facility. As a result, the results for the nine months ended September 30, 2000 reflect a restructuring charge of $300,000 which was recorded in the first quarter of 2000, comprised of the following: severance costs of $170,000 related to the termination of 6 employees in general and administrative and manufacturing functions; and $130,000 in non-cash expenses resulting primarily from fixed asset write-downs related to building improvements on the leased facility. For the nine months ended September 30, 2000, $152,000 has been paid relating to severance.

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

5. NET INCOME (LOSS) PER SHARE

   Basic net income (loss) per share is determined by dividing the net income
   (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share for the three months ended September 30, 2000 and 1999 is determined by dividing the net income by the weighted average shares outstanding including common stock equivalents. For the nine months ended September 30, 2000 and 1999, all common stock equivalents have been excluded from weighted average shares outstanding for calculating diluted net income (loss) per share because such equivalents are anti-dilutive.

OPTA FOOD INGREDIENTS, INC.

--------------------------------------------------------------------------------

6. STOCK REPURCHASE PLAN

   In April 1999, the Company's Board of Directors approved a stock repurchase plan under which the Company is authorized to purchase shares subject to certain business and market restrictions. During 1999, the Company purchased 150,000 shares of common stock at an aggregate cost of $443,750 which has been recorded as treasury stock at December 31, 1999. During the nine months ended September 30, 2000, the Company purchased an additional 266,150 shares of common stock at an aggregate cost of $671,000 which was recorded as treasury stock.


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


   On December 31, 1999, the Company acquired substantially all the assets of Canadian Harvest located in Cambridge, Minnesota and all of the outstanding shares of common stock of Canadian Harvest Process Ltd. located in St. Thomas, Ontario, Canada for $12 million in cash, with an additional $1.6 million paid for net working capital. The acquisition of Canadian Harvest was accounted for as a purchase and the purchase price has been allocated based on estimated fair values of the assets purchased as follows (in thousands):

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999:

Revenue. Revenue for the three months ended September 30, 2000 was $6.5 million, representing an increase of $1.2 million or 22% in comparison to $5.4 million for the comparable 1999 quarter. A majority of the revenue increase was attributable to the Company's Canadian Harvest acquisition which was completed on December 31, 1999. In addition, revenue for the third quarter was impacted by an operational change on the part of a major customer that resulted in reduced demand for a certain fiber product. The Company anticipates sales to this customer to be lower this year than in 1999.

OPTA FOOD INGREDIENTS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Cost of revenue. Cost of revenue for the three months ended September 30, 2000 was $4.5 million, representing an increase of $1.2 million or 35% in comparison to $3.4 million for the comparable 1999 quarter. Cost of revenue as a percentage of revenue increased to 69% for the third quarter of 2000 as compared to 62% in 1999. This percentage increase was largely attributable to the impact on margins resulting from Canadian Harvest gross margins of 28% for the three months ended September 30, 2000 as well as lower starch-based product margins resulting from operating under a five day production schedule in 2000 at the company's Galesburg facility as compared to a seven day production schedule in 1999. The production schedule was increased in 1999 to support the introduction of a new starch-based product. In addition, margins were impacted by reduced demand in 2000 by a major customer for a higher margin fiber product.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses for the three months ended September 30, 2000 and 1999 were $1.1 million. Incremental SG&A expenses attributable to the Company's Stabilized Products and Canadian Harvest businesses were offset by a reduction in overall corporate spending in 2000.

Research and Development Expenses. Research and development ("R&D") expenses for the three months ended September 30, 2000 were $776,000, representing a decrease of $40,000 or 5% in comparison to $816,000 for the comparable 1999 quarter.

Other Income. Other income for the three months ended September 30, 2000 was $132,000, representing a decrease of $133,000 or 50% in comparison to $265,000 for the comparable 1999 quarter. The decrease was due to a reduction in interest income on lower levels of cash and short term investments during the third quarter of 2000 as compared to the comparable 1999 quarter.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999:

Revenue. Revenue for the nine months ended September 30, 2000 was $19.8 million, representing an increase of $5.9 million or 42% in comparison to $13.9 million for the first nine months of 1999. A majority of the revenue increase in 2000 was attributable to the Company's Stabilized Products and Canadian Harvest acquisitions completed June 30, 1999 and December 31, 1999, respectively. In addition, revenue for 2000 was impacted by an operational change on the part of a major customer that resulted in reduced demand for a certain fiber product. The Company anticipates sales to this customer to be lower this year than in 1999.

Cost of Revenue. Cost of revenue for the nine months ended September 30, 2000 was $13.7 million, representing an increase of $4.6 million or 50% in comparison to $9.1 million for the comparable 1999 period. Cost of revenue as a percentage of revenue increased to 69% in 2000 as compared to 65% for the 1999 period. This percentage increase was largely attributable to the impact on margins resulting from Canadian Harvest gross margins of 29% for the nine months ended September 30, 2000 as well as lower starch-based product margins resulting from operating under a five day production schedule in 2000 at the company's Galesburg facility as compared to a seven day production schedule in 1999. The production schedule was increased in 1999 to support the introduction of a new starch-based product. In addition, margins were impacted by reduced demand in 2000 by a major customer for a higher margin fiber product.

Selling, General and Administrative Expenses. SG&A expenses for the nine months ended September 30, 2000 were $4.1 million, representing an increase of $827,000 or 25% in comparison to $3.2 million for the comparable 1999 period. A majority of the increase in SG&A expenses was due to additional expenses attributable to the Company's Stabilized Products and Canadian Harvest businesses as well as the Company recorded a charge of $350,000 related to severance costs attributable to the departure of its former Chief Executive Officer and President, Lewis C. Paine, III in March 2000.

Research and Development Expenses. R&D expenses for the nine months ended September 30, 2000 were $2.3 million, representing a decrease of approximately $170,000 or 7% in comparison to $2.4 million for the comparable 1999 period. The decrease in R&D expenses was due a reduction in overall R&D spending in 2000.

Restructuring Costs The results for the nine months ended September 30, 2000 reflect a restructuring charge of $300,000 recorded in the first quarter of 2000 related to the decision to consolidate the Company's starch-based operations and relocate Stabilized Products to its Galesburg, Illinois production facility. For the nine months ended September 30, 1999, the Company recorded a restructuring charge of $350,000 in the first quarter of 1999 which is included in operating expenses. This charge was the result of a cost reduction program which included a reduction in headcount at its corporate headquarters as a result of discontinuing research on its protein coatings and encapsulation technology platform.

Other Income. Other income for the nine months ended September 30, 2000 was $415,000, representing a decrease of $428,000 or 51% in comparison to $843,000 for the comparable 1999 period. The decrease was due to a reduction in interest income on lower levels of cash and short term investments during 2000 as compared to the comparable 1999 period.

LIQUIDITY AND CAPITAL RESOURCES:

At September 30, 2000, the Company had $10.8 million in available cash and short term investments and $18.5 million of working capital. The Company realized positive cash from operations of approximately $210,000 during the nine months ended September 30, 2000 compared with approximately $1.2 million of cash used in operations for the comparable 1999 period.

Capital expenditures were $771,000 and $394,000 for the nine months ended September 30, 2000 and 1999, respectively. The Company utilized approximately $2.4 million in cash to acquire the assets of Stabilized Products, Inc. on June 30, 1999.

The Company's various debt agreements contain covenants that restrict the Company's ability to participate in merger discussions, pay dividends, limit annual capital expenditures, invest in certain types of securities and obtain additional debt financing without bank approval. The Company was in compliance with respect to all covenants and restrictions in its loan agreements at September 30, 2000.

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

RECENT PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues. In June 2000, the Commission issued SAB 101B which delayed the implementation of SAB 101 until no later than the quarter ended December 31, 2000. The impact of SAB 101 is considered to be immaterial on the Company's financial statements.

In March 2000, the FASB issued Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25". FIN No. 44 clarifies the application of APB Opinion No. 25 to certain issues including: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for the exchange of stock compensation awards in business combination. FIN No. 44 is effective July 1, 2000, but certain conclusions in FIN No. 44 are applicable retroactively to specific events occurring after either December 15, 1998 or January 12, 2000. The application of FIN No. 44 has not had a material impact on the Company's financial position or results of operations.

PART I ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
---------------------------------------------------------

In January 1997, the Securities and Exchange Commission issued Financial Reporting Release No. 48, which expands the disclosure requirements for certain derivatives and other financial instruments. The Company does not utilize derivative financial instruments. The carrying amounts reflected in the condensed balance sheet of cash and cash equivalents, trade receivables and trade payables approximates fair value at September 30, 2000 due to the short maturities of these instruments.

OPTA FOOD INGREDIENTS, INC.

PART II - OTHER INFORMATION
--------------------------------------------------------------------------------
Items 1, 2, 3, 4, 5 and 6(b) - Not Applicable.



ITEM 6 (A)  EXHIBITS

(11) Basic and diluted net income (loss) per share computation (in thousands, except per share data):


                                                   FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                        SEPTEMBER 30,                   SEPTEMBER 30,
                                                   --------------------------------------------------------
                                                    2000           1999            2000            1999
                                                   -------       -------         ---------       ----------
Net income (loss)                                  $   217       $   316         ($   107)       ($   358)
                                                   =======       =======         ========        ========

Weighted average shares outstanding - basic         10,752        10,975           10,811          11,042
                                                   =======       =======         ========        ========

Weighted average shares outstanding - diluted       10,784        11,004           10,811          11,042
                                                   =======       =======         ========        ========

Basic net income (loss) per share                  $   .02       $   .03         ($   .01)       ($   .03)
                                                   =======       =======         ========        ========

Diluted net income (loss) per share                $   .02       $   .03         ($   .01)       ($   .03)
                                                   =======       =======         ========        ========


For the three months ended September 30, 2000 and 1999, diluted net income
(loss) per share is determined by dividing the net income (loss) by the weighted average shares outstanding including common stock equivalents of 32,230 shares and 28,879 shares, respectively, which represent employee stock options. For the nine months ended September 30, 2000 and 1999, all common stock equivalents have been excluded from weighted average shares outstanding for calculating diluted net income (loss) per share because such equivalents are anti-dilutive.

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



                                  Opta Food Ingredients, Inc.
                                  ---------------------------
                                         (Registrant)



DATE: November 10, 2000           BY: /s/ Arthur J. McEvily, Ph.D.
                                      ----------------------------
                                      Arthur J. McEvily, Ph.D.
                                      President and Chief Executive Officer
                                      (principal executive officer)



DATE: November 10, 2000           BY: /s/ Scott A. Kumf
                                      ----------------------------
                                      Scott A. Kumf
                                      Chief Financial Officer and Treasurer
                                      (principal financial officer)