Form 10-K405
period 2000-12-31
OPTA FOOD INGREDIENTS INC /DE
filed 2001-03-23
CIK 883326

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2000

                                       or

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from ________ to _________.

                         Commission File Number 0-19811

                           OPTA FOOD INGREDIENTS, INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                    04-3117634
     -------------------------------                  ------------------------
     (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                     Identification No.)

            25 Wiggins Avenue
          Bedford, Massachusetts                               01730
     -------------------------------                  ------------------------
 (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code: (781) 276-5100

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value per share (Title of Class)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      The aggregate market value, based upon the closing sale price of the shares as reported by the Nasdaq National Market, of voting stock held by non-affiliates (without admitting that any person whose shares are not included in such calculation is an affiliate) at March 20, 2001 was $14,383,591.

      As of March 20, 2001, 10,787,662 shares of the registrant's Common Stock, $.01 par value per share, were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report on Form 10-K.

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

      Opta is a leading innovator, manufacturer and marketer of proprietary food products worldwide to food processors who focus on the dairy, dressings and sauces, cereals, meat and baked goods industries. Opta applies advanced enzymology, protein and carbohydrate chemistries to develop innovative food ingredient products such as fat replacers, bulking agents and other texturizing agents that solve specific customer problems. Opta creates its products through the modification of inexpensive, readily available raw materials to produce food ingredients that it considers to be Generally Recognized As Safe ("GRAS") under current U.S. Food and Drug Administration ("FDA") regulations. At December 31, 2000, Opta's products were being used in more than 50 different applications by over 350 customers, including 12 of the 20 largest U.S. consumer packaged food companies and 3 of the world's largest quick-service restaurant chains.

INDUSTRY BACKGROUND AND MARKET OPPORTUNITY

      Over the past few years, the food industry has experienced an unprecedented period of significant, fundamental change worldwide. The pace of change is accelerating and impacts every aspect of the food business. Key sectors of the industry are consolidating through mergers and acquisitions. Indeed, 2000 was another record year of food company mergers. Driving forces within the industry have shifted away from the manufacturer to the retailer and, ultimately, to the consumer. Food safety remains the number one concern of consumers. Public sector regulatory agencies as well as private sector consumer associations are becoming more vigilant. Consumer education, labeling requirements, and a high level of popular interest in extending and improving the quality of life have greatly increased consumer awareness of food and its role in promoting and maintaining a healthy lifestyle. Since the mid 1990's, consumer spending on food prepared outside the home has continued to increase and has exceeded consumer spending on food prepared at home. Consumers are demanding foods that are safe, convenient, nutritious, healthful, readily available, competitively priced and that taste great. Food processors are under tremendous pressure to remove undesirable components such as fat and sugar or unwanted additives from foods through reformulation of their products. This trend has now gone a step further. Not only are undesired components being formulated out, but ingredients with purported health benefits are being incorporated into a growing number of everyday foods.

      In the face of these challenges, consumer food and foodservice companies are seeking ways to increase their ability to respond quickly and effectively to an extremely dynamic marketplace. In addition, as the industry further consolidates and becomes more competitive, pressure has mounted to cut costs. Investment in basic research and new product development by consumer food and foodservice companies over the past decade has not kept pace with these demands. As a result, a "technology gap" now exists between the demand for reformulation of current products and the development of new, healthier foods. This is especially true in the lack of development of new, highly functional food ingredients that deliver the taste and textural attributes that consumers are demanding.

      Opta's strategy is to capture the opportunity represented by this "technology gap" by utilizing its proprietary technologies, know-how and experience to create healthy, safe, inexpensive food ingredients with taste and textural qualities that appeal to consumers. Opta is a customer driven, flexible, responsive food ingredient supplier to consumer food and foodservice companies with particular emphasis on the dairy, meat, baked goods and dressings and sauces segments of the market. Opta's core expertise in the development, modification and maintenance of specific food textures coupled with the Company's capabilities in new ingredient development and commercialization has enabled the Company to create a portfolio of highly functional, innovative, GRAS food ingredients. Opta's portfolio includes ingredients that have achieved industry recognition and commercial use as texturizers as well as agents that function as stabilizers, bulking agents, thickeners, gelling agents and extenders in a wide variety of food applications.

      According to industry sources, the worldwide market for high value-added food ingredients is approximately $20 billion per year. Opta's primary target market of North America accounts for nearly 1/3 of this total. The Company's products compete functionally within broad categories of the food ingredients industry, including but not limited to, hydrocolloids, fibers, fat replacers, emulsifiers and proteins. The Company estimates that the value of the ingredients with which Opta directly competes is between $500 and $800 million in North America. Dairy, bakery, cereals and meat applications account for a significant portion of this total opportunity; therefore, Opta has focused its sales and marketing efforts, as well as its technical efforts, primarily on these four sectors of the domestic market.

OPTA'S STRATEGY

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

      Focusing on Technology Platforms as Sources of Innovation. The Company intends to continue leveraging the expertise and knowledge base that it has developed since its inception to further the development of families of related, highly functional, value-added food ingredients. In order to best exploit both internal and external resources and play to its strengths, the Company has organized its product portfolio and is continuing new product development efforts on the basis of three main technology platforms: fiber-based texturizing agents, starch-based texturizing agents and ingredient systems of proprietary stabilizer blends. These technology platforms serve as an organizing principle around which new learning can be captured, intellectual property can be expanded, new products and applications can be developed, and existing products can be effectively supported. These platforms have enabled the development of the Company's current proprietary products and will serve as a solid base for the addition of future ingredients with physical properties and functionality targeted to specific end uses and the solution of specific customer problems.

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

PRODUCTS

      Opta has organized its product portfolio on the basis of two main technology platforms: fiber-based texturizers which include Opta Oat Fibers, Canadian Harvest oat fiber and stabilized bran products, konjac flour and microcrystalline cellulose (MCC) and starch-based texturizers which include OptaGrade, OptaMist, OptaFil, CrystaLean, Opta Baking Gloss, OptaMax and stabilizer blends.

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

Canadian Harvest

      On December 31, 1999, Opta acquired substantially all of the assets of Canadian Harvest, located in Cambridge, Minnesota, and all of the outstanding shares of common stock of Canadian Harvest Process, Ltd., located in St. Thomas, Ontario, Canada for $12 million in cash, with an additional $1.6 million paid for net working capital. Canadian Harvest has a product line which includes oat fibers as well as a line of stabilized bran products used in breads, cereals and various other applications.

Konjac Flour

      In 1997, Opta signed an agreement with Shimizu International, Inc. of Japan to become its exclusive North American distributor for konjac flour. A unique and very versatile texturizing agent obtained from the konjac plant commonly cultivated in East Asia, konjac flour provides excellent heat and freeze thaw stability when used to thicken or gel processed foods. The potential advantages and uses of konjac flour as a functional ingredient in food are just beginning to be realized by the North American food industry. In Asia, konjac flour is valued not only for its use as a food ingredient, but also for its beneficial role as a soluble fiber in the diet. For example, there are many published studies, which demonstrate the ability of konjac flour to reduce serum cholesterol levels in humans. Konjac flour is currently being utilized in poultry, surimi and vegetarian burger applications and is being evaluated by a number of food companies for a variety of applications including ground meat.

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

OptaFil

      Optafil is a starch-based opacifying agent and whitener used in reduced fat or fat free dairy and non-dairy creamers, whipped toppings, puddings, beverages, cheeses and salad dressings. OptaFil has gained acceptance in the marketplace because it is easy to use and reduces residue on processing equipment. It is being used commercially in fat free non-dairy creamers and puddings.

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

OptaMax

      OptaMax, introduced in September 1999, is a starch-based texturizing agent developed to increase yields and improve the texture of reduced fat natural cheese including Mozzarella, Cheddar, Colby, Monterey Jack and Feta. OptaMax is being used commercially in a reduced fat cheddar cheese.

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

      Opta's priorities are to expand sales and marketing efforts to increase market penetration of its core fiber-based and starch-based products as well as ingredient systems in the categories currently being sold, as well as to extend their uses to other targeted product categories; to develop proprietary customized blends which utilize Opta's starch-based ingredients; to integrate the Canadian Harvest and SPI product lines into Opta's product portfolio; to continue the marketing and commercial development of OptaMax, MCC and Konjac flour; and to continue to innovate next generation products and technologies based upon specific customer needs and requests. There can be no assurance that the Company will be successful in fulfilling any or all of these priorities on a timely basis, or at all, or that, for various reasons including market conditions, available capital and management resources, the Company will be able to continue to pursue these priorities.

CUSTOMERS, SALES AND MARKETING

Customers

      At December 31, 2000, Opta's products were being used in more than 50 different applications by over 350 customers, including 12 of the 20 largest U.S. consumer packaged food companies and 3 of the world's largest quick service restaurant chains. In the competitive consumer food and food service industries, product formulations are competitive assets, and, as a result, the Company's customers and prospective customers generally require Opta to retain their identity in strict confidence through the execution of confidentiality agreements.

      During 2000, 1999 and 1998, International Food Solutions ("IFS") accounted for $7.9 million, $8.5 million and $5.2 million or 31%, 44% and 37% of product sales, respectively. In addition, during 1999 and 1998, $3.0 million and $3.9 million of product sales were to a group of independent bakeries that supply a quick service restaurant chain. International sales were $3.1 million ($1.2 million to Europe; $701,000 to the Middle East; $609,000 to Canada; $262,000 to Asia and $388,000 to Pacific Rim); $1.3 million ($512,000 to Europe; $258,000 to the Middle East; $189,000 to Canada; $30,000 to Asia and $291,000 to Latin America); and $795,000 ($418,000 to Europe and $377,000 to the Middle East) for the years ended December 31, 2000, 1999, and 1998, respectively.

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

MANUFACTURING

      On December 31, 1999, Opta acquired substantially all of the assets of Canadian Harvest which included a 60,000 sq. ft. oat fiber manufacturing facility in Cambridge, Minnesota and a 15,000 sq. ft. facility in St. Thomas, Ontario, Canada which manufactures a line of stabilized bran products. In October 2000, the Company initiated the expansion of the oat fiber production capacity of the Cambridge, Minnesota facility to produce Opta's oat fiber products. This expansion project is scheduled to be completed in April 2001 at an estimated capital cost of $3.4 million. During 1998, the Company expanded its Opta Oat Fibers facility in Louisville, Kentucky increasing the plant's capacity by 40% for Opta's oat fiber products. With the increase in production capacity due to the acquisition of Canadian Harvest and the expansion of both the Cambridge, Minnesota and Louisville, Kentucky production facilities, the Company expects to meet anticipated increases in customer demand over the next few years.

        In May 1996, the Company acquired a 35,000 square foot manufacturing facility in Galesburg, Illinois. The facility was renovated during 1997 and began production in 1998. In June 2000, the company relocated its Stabilized Products Division to its Galesburg, Illinois production facility. The Company anticipates that the facility will be able to produce all of its starch-based and stabilizer blend food ingredient products to meet anticipated increases in customer demand over the next few years. There can be no assurance that the demand for the Company's products will increase or remain at current levels to justify any such additional capacity, or that the Company's manufacturing capability will otherwise be sufficient to meet customer demands. The Company does not believe that there are any limitations on sources and availability of raw materials.

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

      The fiber segment of the texturizing agent market is large and competitive. With the acquisition of Canadian Harvest, the Company believes that it is the world's largest supplier of oat fiber to the food industry. Besides competing with other oat fiber companies, Opta competes directly and indirectly with producers of other types of fiber including soy, cellulose, wheat and sugar beet fibers. Opta believes that the Company will be able to use its scientific expertise and proprietary knowledge to manipulate oat fiber so that it can be used to improve the texture of foods in a manner that offers certain advantages over competitive fiber products, but there can be no assurance that any such advantages will be realized.

      The Company believes that its success in competing with others will be based on retaining scientific and technical expertise, identifying customer needs for food ingredient solutions to solve food processing problems, rapidly innovating and developing new food ingredients, developing food ingredients which are GRAS and successfully testing, producing and marketing these products.

PATENTS AND TRADE SECRETS

      The Company's policy is to protect its technology by, among other things, filing patent applications for technology relating to the development of its business in the U.S. and in selected foreign jurisdictions. The Company has 39 issued U.S. patents and 11 pending U.S. patent applications relating to products at various stages of technological development as well as 72 corresponding issued and/or pending foreign patent applications.

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

HUMAN RESOURCES

      At December 31, 2000, Opta employed 108 full-time employees, 5 of who hold a Ph.D. or other advanced scientific degrees. Many of the Company's management and professional employees have had prior experience with consumer food companies. Management considers relations with its employees to be good.

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

      The Company owns a 35,000 sq. ft. manufacturing facility in Galesburg, Illinois. This facility supports the production of the Company's starch-based food ingredient products. In June 2000, the company relocated its Stabilized Products Division to this facility.

      In December 1999, the Company acquired the assets of Canadian Harvest which included a 60,000 sq. ft. oat fiber manufacturing facility located in Cambridge, Minnesota and a 15,000 sq. ft. manufacturing facility located in St. Thomas, Ontario, Canada, which produces a line of stabilized bran products.

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

      None.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      The Company's common stock is traded on the Nasdaq Stock Market under the symbol "OPTS", and is listed on Nasdaq's National Market. The following table sets forth the high and low closing sales prices for the Company's common stock as reported by the Nasdaq National Market for each of the periods indicated:

      Year Ended December 31, 1999              High        Low
      ----------------------------              ----        ---

         First Quarter                        4 7/16       2 1/4
         Second Quarter                       3 9/16     2 13/32
         Third Quarter                         4 3/8       2 3/4
         Fourth Quarter                        3 5/8      2 9/16

      Year Ended December 31, 2000
      ----------------------------

         First Quarter                        3 7/32       2 3/8
         Second Quarter                            3      2 1/32
         Third Quarter                             3       2 1/8
         Fourth Quarter                       2 5/32      1 2/32

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

      As of March 20, 2001, there were approximately 225 holders of record of the company's common stock and the company believes that the number of beneficial holders exceeds 2,300.

Item 6. Selected Financial Data (in thousands, except per share data)

      The following selected financial data for the five years ended December 31, 2000 have been derived from the company's financial statements audited by PricewaterhouseCoopers LLP, independent accountants. The Company's financial statements and the report thereon are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with the company's financial statements and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                       For the Years Ended December 31,
                                           --------------------------------------------------------
                                             2000        1999        1998        1997        1996
                                             ----        ----        ----        ----        ----
Statement of Operations Data:
Revenue                                    $ 25,797    $ 19,289    $ 13,971    $  8,799    $  9,229
Cost of revenue                              18,282      12,408      10,146       6,730       7,409
Selling, general and admin expenses           5,249       4,553       4,033       3,874       3,868
Research and development expenses             2,993       3,275       3,665       4,236       4,038
Restructuring costs                             300         350          --          --          --
Loss from operations                         (1,027)     (1,297)     (3,873)     (6,041)     (6,086)
Net loss                                       (423)       (157)     (2,482)     (4,569)     (4,527)
Basic and diluted net loss per share (1)       (.04)       (.01)       (.22)       (.41)       (.42)

(1)   Computed on the basis described in Note 2 of Notes to Financial
      Statements.

                                                December 31,
                             -------------------------------------------------
                               2000       1999      1998       1997      1996
                               ----       ----      ----       ----      ----
Balance Sheet Data:
Current assets               $21,004    $21,733   $34,720    $37,808   $42,876
Total assets                  46,368     47,815    47,888     50,965    55,903
Current liabilities            3,786      3,708     2,685      3,847     3,117
Long term liabilities          2,098      2,571     3,126      2,625     4,417
Total stockholders' equity    40,484     41,536    42,077     44,493    48,369

Selected Quarterly Financial Data (in thousands, except per share data)

                                                  Quarter Ended (unaudited)
                     -----------------------------------------------------------------------------------
                     March 31,   June 30,  Sept. 30,  Dec. 31,  March 31,  June 30,  Sept. 30,  Dec. 31,
                        1999       1999       1999      1999      2000       2000      2000       2000
                        ----       ----       ----      ----      ----       ----      ----       ----
Revenue               $ 4,065    $ 4,506    $ 5,368   $ 5,350   $ 6,364    $ 6,908   $ 6,539    $ 5,986
Cost of Revenue         2,810      2,943      3,357     3,298     4,337      4,824     4,535      4,586
Net income (loss)        (622)       (52)       316       201      (563)       239       217       (316)
Basic income
   (loss) per share   ($  .06)   ($  .00)   $   .03   $   .02   ($  .05)   $   .02   $   .02    ($  .03)
Diluted income
   (loss) per share   ($  .06)   ($  .00)   $   .03   $   .02   ($  .05)   $   .02   $   .02    ($  .03)

      Our quarterly operating results have varied and may continue to vary significantly due to a number of factors, including the size and timing of significant orders, as well as deferral of orders, over which the Company has no control; the extended product testing and launch cycles of the Company's potential customers; the variation of the Company's sales cycles from customer to customer; increased competition posed by food ingredient manufacturers; changes in pricing policies by the Company or its competitors; possible delays in securing production equipment and retrofitting production facilities and processes; the Company's success in expanding its sales and marketing programs and its ability to gain increased market acceptance for its existing product lines; the Company's ability to timely develop and successfully introduce new products in its pipeline at acceptable costs; the potential for significant quarterly variations in the mix of sales among the Company's products; the challenges of integrating the operations of acquired businesses; and general economic conditions.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following Discussion and Analysis of the Company's Financial Condition and Results of Operations contained in this Annual Report on Form 10-K contains, in addition to historical statements, forward-looking statements that involve risks and uncertainties. The company's actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include the factors discussed in the section titled "Business" under the caption "Cautionary Statement Regarding Forward-Looking Statements" as well as other risk factors stated in this Annual Report on Form 10-K.

Introduction

      Opta is a fully integrated developer, manufacturer and marketer of proprietary food ingredients used by consumer food and foodservice companies to improve the nutritional content, healthfulness and taste of a wide variety of foods. The company modifies inexpensive raw materials and produces natural food ingredients that can be considered Generally Recognized as Safe ("GRAS") under current U.S. Food and Drug Administration ("FDA") regulations.

      This discussion should be read in conjunction with the section titled "Business", the financial statements, and the notes to the financial statements, included elsewhere in this Annual Report on Form 10-K.

Results of Operations

2000 Compared to 1999

      Revenue. Revenue for the year ended December 31, 2000 was $25.8 million, representing an increase of $6.5 million or 34% as compared to 1999 revenue of $19.3 million. A majority of the revenue increase was attributable to the company's Stabilized Products and Canadian Harvest acquisitions completed on June 30, 1999 and December 31, 1999, respectively. In addition, revenue for 2000 was impacted by an operational change on the part of a major customer that resulted in reduced demand for a certain fiber product and lower sales to this customer as compared to 1999.

      Cost of Revenue. Cost of revenue for the year ended December 31, 2000 was $18.3 million representing an increase of $5.9 million or 47% in comparison to 1999 cost of revenue of $12.4 million. Cost of revenue as a percentage of revenue increased to 71% in 2000 as compared to 64% in 1999. This percentage increase was affected by a change in the company's overall sales mix with the addition of Canadian Harvest with gross margins of 27% in 2000 as well as lower starch-based product margins resulting from operating under a five day production schedule in 2000 as compared to a seven day production schedule for the first nine months of 1999. The production schedule was increased in 1999 to support the introduction of a new starch-based product. In addition, margins were impacted by reduced demand in 2000 by a major customer for a higher margin fiber product under the terms of a supply agreement which ended on December 31, 1999.

      Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses for the year ended December 31, 2000 were $5.2 million, representing an increase of $696,000 or 15% in comparison to SG&A expenses of $4.6 million in 1999. SG&A expenses as a percentage of revenue decreased to 20% in 2000 from 24% in 1999. A majority of the increase in SG&A expenses was due to additional expenses attributable to the Company's Stabilized Products and Canadian Harvest businesses as well as the Company recorded a charge of $350,000 related to severance costs attributable to the departure of its former Chief Executive Officer and President, Lewis C. Paine, III in March 2000.

      Research and Development. Research and development ("R&D") expenses for the year ended December 31, 2000 were $3.0 million, representing a decrease of $282,000 or 9% in comparison to R&D expenses of $3.3 million in 1999. R&D expenses as a percentage of revenue decreased to 12% in 2000 from 17% in 1999. The decrease in R&D expenses was the result of the reduction in spending primarily associated with reduced staffing and related personnel costs.

      Restructuring Costs. The results for the year ended December 31, 2000 reflect a restructuring charge of $300,000 recorded in the first quarter of 2000 related to the decision to consolidate the Company's starch-based operations and relocate Stabilized Products to its Galesburg, Illinois production facility. For the year ended December 31, 1999, the Company recorded a restructuring charge of $350,000 in the first quarter of 1999 which is included in operating expenses. This charge was the result of a cost reduction program which included a reduction in headcount at its corporate headquarters as a result of discontinuing research on its protein coatings and encapsulation technology platform.

      Other Income. Other income for the year ended December 31, 2000 was $604,000, representing a decrease of $536,000 or 47% in comparison to other income of $1.1 million in 1999. The decrease was due to a reduction in interest income on lower levels of cash and investments during 2000 as compared to 1999.

1999 Compared to 1998

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

      Other Income. Other income for the year ended December 31, 1999 was $1.1 million, representing a decrease of $251,000 or 18% in comparison to other income of $1.4 million in 1998. The decrease was due to a reduction in interest income on lower levels of cash and investments during 1999 as compared to 1998.

Income Taxes

      At December 31, 2000, the Company had available net operating loss carryforwards of approximately $31.0 million for income tax purposes. In addition, the Company had approximately $959,000 of unused research and development tax credits. Ownership changes, as defined in the Internal Revenue Code, resulting from the Company's initial public offering in March 1992 and a second public offering in August 1995, have limited the amount of net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income or tax liabilities. As a result, the amount of these net operating losses and tax credit carryforwards which can be utilized annually is $3.0 million for losses incurred prior to March 1992 and $9.1 million for losses incurred prior to August 1995. These net operating loss and tax credit carryforwards expire at various dates between 2006 and 2020. Subsequent changes in ownership could further affect the limitation in future years.

Liquidity and Capital Resources

      At December 31, 2000, the Company had approximately $10.8 million in cash and investments and $17.2 million of working capital. The Company realized positive cash from operations of approximately $1.4 million during 2000 compared with $57,000 of cash used in operations in 1999.

      Capital expenditures for the years ended December 31, 2000 and 1999 were approximately $1.8 million and $769,000, respectively. The majority of the increase in capital expenditures in 2000 is as a result of expanding the Company's Cambridge, Minnesota oat fiber production facility to meet anticipated future growth. The projected cost of the expansion is approximately $3.4 million which will be funded out of internal funds with an anticipated completion date of April 2001.

      The Company's various debt agreements contain covenants that restrict the Company's ability to participate in merger discussions, pay dividends, limit the Company's annual capital expenditures and invest in certain types of securities and obtain additional debt financing without bank approval. The Company was in compliance with respect to all covenants and restrictions in its loan agreements at December 31, 2000 and 1999.

      The Company believes that its existing cash, investments, long and short term debt and product sales will be adequate to fund its planned operations, capital requirements and expansion needs through the next few years. However, the Company may require additional capital in the longer term, which it may seek through equity or debt financing, collaborative arrangements with corporate partners, equipment lease financing or funds from other sources. No assurance can be given that these funds will be available to the Company on acceptable terms, if at all. In addition, because of the Company's need for funds to support future operations, it may seek to obtain capital when conditions are favorable, even if it does not have an immediate need for additional capital at such time.

RISK FACTORS

We have a history of operating losses.

      We incurred net losses of approximately $423,000 for the year ended December 31, 2000, $157,000 in 1999 and $2.5 million in 1998. We may continue to incur net losses and these losses may be substantial. Furthermore, although we realized positive cash from operations during 2000, we may generate negative cash flow in the future. Our revenue growth may not be sustainable and should not be considered indicative of future revenue growth trends. Our ability to generate future revenue and achieve profitability will depend on a number of factors, many of which are described throughout this risk factor section. If we are unable to achieve or maintain profitability, we will be unable to continue to build a sustainable business. In this event, our share price would likely decline.

If we are unable to maintain technological innovation ahead of our competitors our market share will be threatened.

      Our competitors include major chemical companies, other food ingredient companies and consumer food companies that also engage in the development and sale of food ingredients. Many of these companies are engaged in the development of texturizers and other food ingredients and have introduced a number of texturizers into the market. There can be no assurance that existing products or products under development by competitors will not prove to be more effective or less costly than any products which have been or are being developed by us. Many of our competitors have substantially greater financial and technical resources and production and marketing capabilities than we possess. In addition, many of our competitors have significantly greater experience than we have in the testing of new or improved products.

Substantial portions of our revenues are and will continue to be derived from sales to a small number of food and foodservice companies. If we lose these Customers it will have a material adverse effect on our business. Additionally, we have no control over the size and timing of customer orders, as well as the deferral of such customer orders.

      Substantial portions of our current revenues are, and we anticipate a substantial portion of its revenues will continue to be, derived from sales to a small number of consumer food companies. We generally receive purchase orders for our products approximately 1 to 2 weeks in advance of the shipment date. Other than these purchase orders, we do not have any binding purchase commitments from our customers. Loss of certain of our customers for decreases or deferrals in customer orders could have a material adverse effect on our business.

If we are not able to attract and retain key management and scientific personnel, we may not be able to successfully implement our business model.

      We are highly dependent on certain key members of our management team and our scientific staff. The loss of services of any of these persons or our inability to attract highly qualified individuals could seriously harm our product development and commercialization efforts. If we are unable to attract and retain such highly qualified employees and managers the business could be adversely affected.

Our business is subject to governmental regulation, which could negatively impact our operations.

      The food ingredient products that we develop are regulated under the Food, Drug and Cosmetic Act of 1938, as amended, as administered by the U.S. Food and Drug Administration ("FDA"). Our strategy is to produce natural food ingredients that will be considered Generally Recognized As Safe ("GRAS"). There can be no assurance, however, that we will be successful in continuing to bring our products to market based on a determination that such products meet these criteria. Should we be required to file a Food Additive Petition with the FDA with respect to one or more such products, the resulting regulatory delays and costs could adversely affect our competitive position and results of operations. In addition, we cannot predict the extent or impact of new regulations that might have an adverse impact on the development, manufacturing and marketing of our products.

We could incur substantial cost as a result of product liability claims.

      The testing, marketing and sale of food ingredients entail an inherent risk of allegations of product liability, and there can be no assurance that product liability claims will not be asserted against us. While we currently have product liability insurance coverage, we will be required to expand such coverage as we introduce new products into the market. Such insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms, if at all. Furthermore, there can be no assurance that such insurance coverage will be adequate, or that a product liability claim, even one without merit, would not materially and adversely affect our business or financial condition.

We may not be able to timely develop and successfully introduce new products at acceptable costs.

      To be competitive, we must continue to develop and introduce on a timely basis new products and product enhancements. Our failure to develop and introduce new products and enhancements successfully and on a timely basis, or the failure of new products to achieve and sustain market acceptance, could have a material adverse effect on our business, prospects, operating results and financial condition.

The food ingredient industry is intensely competitive, our failure to compete successfully will limit our ability to increase or retain our market share.

      Our competitors include major chemical companies with food ingredient divisions, other food ingredient companies, stabilizer companies and those consumer food companies that also engage in the development and sale of food ingredients products. Many of these competitors have financial and technical resources as well as production and marketing capabilities substantially greater than those of our Company. In addition, many of our competitors have experience significantly greater than ours in the development of new or improved products.

We have increased our manufacturing capacity to satisfy our customers demand for our products we cannot be assured that our customer demand will increase or remain at current levels.

      In 1996 and 1999 we acquired two additional manufacturing facilities in order to satisfy customer orders as well as anticipated revenue growth. We have expanded both our Cambridge, Minnesota and Louisville, Kentucky facilities to meet anticipated customer demand over the next few years. While we believe that we have sufficient customer demand for our oat fiber products, we cannot be assured that the demand for our products will increase or remain at current levels to justify any such additional capacity.

We continue to be presented with the many challenges that arise from the integration of the operations of recently acquired businesses.

      We may be unable to identify and successfully integrate potential acquisitions and investments. We have acquired two businesses and we may acquire or make investments in other complementary businesses, products, services or technologies on an opportunistic basis when we believe they will assist us in carrying out our business strategy. We could have difficulty in assimilating personnel and operations in future acquisitions. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. Furthermore, we may have to incur debt or issue equity securities to pay for any future acquisitions, the issuance of which could be dilutive to our existing shareholders.

Our intellectual property and proprietary rights may be insufficient to protect our competitive position.

      Our business depends, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws to protect our proprietary technologies. We cannot be sure that such measures will provide meaningful protection for our proprietary technologies and processes. We have 39 issued United States patents and 11 pending patent applications as well as 72 corresponding issued or pending foreign patent applications. We cannot be sure that any existing or future patents will not be challenged, invalidated or circumvented, or that any right granted thereunder would provide us meaningful protection. The failure of any patents to provide protection to our technology would make it easier for our competitors to offer similar products.

      We also generally enter into confidentiality agreements with our employees and strategic partners, and generally control access to and distribution of our documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products, services or technology without authorization, develop similar technology independently or design around our patents. In addition, effective copyright, trademark and trade secret protection may be unavailable or limited in certain foreign countries.

We may be subject to intellectual property rights disputes, which could divert management's attention and could be costly.

      From time to time, we may receive in the future, notices of claims of infringement, misappropriation or misuse of other parties' proprietary rights. We cannot be sure that we will prevail in these actions, or that other actions alleging infringement by us of third-party patents, misappropriation or misuse by us of third-party trade secrets or the invalidity of one or more patents held by us will not be asserted or prosecuted against us, or that any assertions of infringement, misappropriation or misuse or prosecutions seeking to establish the invalidity of our patents will not seriously harm our business. For example, in a patent or trade secret action, an injunction could be issued against us requiring that we withdraw particular products from the market or necessitating that specific products offered for sale or under development be redesigned.

Volatility in the stock market could negatively impact the market price of our stock.

      Since public trading of our Common Stock commenced in 1992, the market price has fluctuated considerably, and it is likely that the market price will continue to fluctuate in the future. We believe that factors such as the status of our products in development, announcements of new products, our other developments and the developments of our competitors determinations in connection with our patent applications or the patent applications of others, the enactment of new governmental regulations, customer buying patterns, variations in quarterly operating results, and the volatility of the stock market, among other things, could cause the market price for our Common Stock to fluctuate substantially. Sales of substantial amounts of the Common Stock in the public market may also have an adverse impact on the market price of the Common Stock.

We have not paid dividends and do not anticipate paying cash dividends.

      The Company has not paid any cash dividends on its capital stock since inception. Furthermore, the Company does not anticipate paying cash dividends in the foreseeable future.

Provisions of our Charter and By-laws may inhibit a takeover which would limit the price investors might be willing to pay in the future for our Common Stock.

      Our Amended and Restated Certificate of Incorporation and By-Laws contain certain provisions that could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of our Company. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of our Common Stock. Certain of such provisions allow us to issue preferred stock with rights senior to those of the Common Stock and impose various procedural and other requirements which could make it more difficult for our stockholders to effect certain corporate actions.

We may have additional financing requirements and require access to capital.

      Although we believe that we have sufficient short term internal funds, we may require additional long term funding to complete the research, development, testing and marketing of its products. We may require additional equity or debt financings, collaborative arrangements with corporate partners or funds from other sources for these purposes. No assurance can be given that these funds will be available for us to finance our development on acceptable terms, if at all. Such financings may involve dilution to our stockholders or may require that we relinquish rights to certain of its technologies or products. If adequate funds are not available from operations or additional sources of financing, our business will be materially and adversely affected.

Recent Pronouncements

      In December 1999, the Securities and Exchange Commission ("SEC") issued SAB No. 101, "Revenue Recognition in Financial Statements," as amended by SAB 101A and 101B, which is effective no later than the quarter ended December 31, 2000. SAB No. 101 clarifies the SEC's views regarding the recognition of revenue. The Company adopted SAB No. 101 in fiscal 2000. The adoption of SAB No. 101 did not have a significant impact on the Company's financial position or results of operations.

      In March 2000, the FASB issued FASB Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25." FIN No. 44 primarily clarifies (a) the definition of an employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of previously fixed stock option awards and (d) the accounting for an exchange of stock compensation awards in a business combination. The adoption of FIN No. 44 did not have a significant impact on the Company's financial position or results of operations.

      In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities. The standard requires that the Company recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The Company, to date, has not engaged in derivative and hedging activities, and accordingly does not believe that the adoption of SFAS No. 133 will have a material impact on its financial statements and related disclosures. The Company will adopt SFAS No. 133 as required by SFAS No. 137 in fiscal 2001.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

      In January 1997, the Securities and Exchange Commission issued Financial Reporting Release No. 48, which expands the disclosure requirements for certain derivatives and other financial instruments. The Company does not utilize derivative financial instruments. See Note 2 to the Financial Statements. The carrying amounts reflected in the balance sheet of cash and cash equivalents, trade receivables and trade payables approximates fair value at December 31, 2000 due to the short maturities of these instruments.

Item 8. Financial Statements and Supplementary Data

      Financial Statements and Supplementary Data appear at pages F-1 through F-16 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

                                    PART III

Item 10. Directors and Executive Officers

      (a) Directors. The information with respect to directors required by this item is incorporated herein by reference from the section entitled "Election of Directors" in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held May 22, 2001 (the "2001 Proxy Statement"), to be filed with the Securities and Exchange Commission not later than April 27, 2001.

      (b) Executive Officers.

      The executive officers of the Company, who are elected to serve at the discretion of the Board of Directors, are as follows:

Name                      Age  Position
----                      ---  --------

Arthur J. McEvily, Ph.D.   49  President, Chief Executive Officer and Director

Scott A. Kumf              44  Chief Operating Officer, Chief Financial Officer,
                               Treasurer and Assistant Secretary

Joel A. Stone              48  Vice President Operations

      Dr. McEvily was named President and Chief Executive Officer of the Company in February 2000. Previously, he was named Executive Vice President in January 1999, Senior Vice President, Commercial Development in December 1997 and served as Vice President Applications, Technical Service and New Product Commercialization from August 1996 to December 1997. He served as Vice President Sales and Business Development of the Company from December 1993 to July 1996. From May 1991 to December 1993 he held various positions at Opta, ranging from Senior Research Scientist to Product Director to Director of Business Development. Dr. McEvily served in various scientific capacities at Enzytech from October 1988 to May 1991. Dr. McEvily received a B.Sc. in Biochemistry from Marlboro College, Marlboro, Vermont and a Ph.D. in chemistry from The University of North Carolina at Chapel Hill. He was a postdoctoral fellow at Harvard Medical School.

      Mr. Kumf was named Chief Operating Officer of the Company in July 2000. He joined Opta in August 1996 as Chief Financial Officer and was elected Treasurer and Assistant Secretary in December 1996. Prior to joining Opta, Mr. Kumf served at BostonCoach, Inc. as Chief Financial Officer from September 1995 to August 1996. From August 1994 to May 1995, he was the Chief Financial Officer of Trotter, Inc. and from September 1990 to July 1994 he served as Chief Financial Officer for Polar Corp. Mr. Kumf is a Certified Public Accountant in Massachusetts.

      Mr. Stone was named as Vice President Operations and Manufacturing of the Company in May 1991. He served as Senior Director of Manufacturing and Engineering Management at Enzytech from April 1990 to May 1991. Prior to joining Enzytech, Mr. Stone was Director of Manufacturing at Genencor, Inc. from August 1988 to March 1990. From August 1986 to August 1988, Mr. Stone was Manager of Operations at the Harbert Lummus Joint Venture.

Item 11. Executive Compensation

      The information required under this item is incorporated herein by reference from the section entitled "Executive Compensation" in the 2001 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is incorporated herein by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the 2001 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

      The information required by this item is incorporated herein by reference from the section entitled "Certain Transactions" in the 2001 Proxy Statement.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Documents filed as part of this Report:

     (1) Consolidated Financial Statements:

         Report of Independent Accountants                                   F-1
         Consolidated Balance Sheet at December 31, 2000 and 1999            F-2
         Consolidated Statement of Operations for the three years ended
            December 31, 2000                                                F-3
         Consolidated Statement of Stockholders' Equity for the
            three years ended December 31, 2000                              F-4
         Consolidated Statement of Cash Flows for the three years ended
            December 31, 2000                                                F-5
         Notes to Consolidated Financial Statements                          F-6

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

      10.32 Amendment to Employee Stock Purchase Plan, adopted February 16, 1993 (Filed as Exhibit 10.41 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 0-19811, and incorporated herein by reference)#

      10.34 Amendment to 1992 Employee, Director and Consultant Stock Option Plan, adopted March 5, 1996 (filed as Exhibit 10.34 to the Company's 1998 Annual Report on Form 10-K, Commission File No. 0-19811, and incorporated herein by reference)#

      10.35 Amendment to 1992 Employee, Director and Consultant Stock Option Plan, adopted February 26, 1998 (filed as Exhibit 10.35 to the Company's 1998 Annual Report on Form 10-K, Commission File No. 0-19811, and incorporated herein by reference)#

      10.37 Amendment to 1992 Employee, Director and Consultant Stock Option Plan, adopted May 18, 1999 (filed as exhibit 10.37 to the Company's 1999 Annual Report on Form 10-K, Commission File No. 0-19811, and incorporated herein by reference)#

      10.38 Asset Purchase Agreement dated June 16, 1999 between the Company and Stabilized Products, Inc. (filed as exhibit 10.1 to the Company's quarterly Report on Form 10-Q for the quarter ended June 30, 1999, Commission File No. 0-19811, and incorporated herein by reference)

      10.39 Amendment to 1992 Employee, Director and Consultant Stock Option Plan, adopted May 23, 2000 (filed herewith)#

      10.40 Purchase and Sales Agreement dated December 30, 1999 between the Company and DCV, Inc. and Press Release dated January 3, 2000 announcing the purchase of Canadian Harvest (filed as exhibit 2.1 and 99.1 to the Company's Form 8-K dated January 18, 2000, Commission File No. 0-19811, and incorporated herein by reference)

      21    List of subsidiaries (filed herewith)

      23    Consent of PricewaterhouseCoopers LLP (filed herewith)

      * Confidential treatment has been granted by the Securities and Exchange Commission.

      #     Management contract or compensatory plan or arrangement.

(b)   Reports on Form 8-K

      No Reports on Form 8-K were filed by the Company during the quarter ended December 31, 2000.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              OPTA FOOD INGREDIENTS, INC.

Date: March 23, 2001          By:   /s/ Arthur J. McEvily, Ph.D.
                                  --------------------------------------
                                  Arthur J. McEvily, Ph.D.
                                  President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                     Title                               Date

/s/ Arthur J. McEvily, Ph.D.  President, Chief Executive
----------------------------  Officer and Director                March 23, 2001
Arthur J. McEvily, Ph.D.      (principal executive officer)


/s/ Scott A. Kumf             Chief Operating Officer,            March 23, 2001
---------------------------   Chief Financial Officer and
Scott A. Kumf                 Treasurer (principal financial
                              and accounting officer)


/s/ William P. Carmichael     Director                            March 23, 2001
---------------------------
William P. Carmichael


/s/ A.S. Clausi               Director                            March 23, 2001
---------------------------
A.S. Clausi


/s/ Harry Fields              Director                            March 23, 2001
---------------------------
Harry Fields


/s/ Glynn C. Morris           Director                            March 23, 2001
---------------------------
Glynn C. Morris


/s/ Olivier Suquet            Director                            March 23, 2001
---------------------------
Olivier Suquet

                        Report of Independent Accountants


To the Board of Directors and
Stockholders of Opta Food Ingredients, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of cash flows and of stockholders' equity present fairly, in all material respects, the financial position of Opta Food Ingredients, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP

Boston, Massachusetts
February 21, 2001

Opta Food Ingredients, Inc.
Consolidated Balance Sheet (in thousands, except share amounts)
--------------------------------------------------------------------------------

                                                                                            December 31,
                                                                                       --------------------
                                                                                         2000        1999
                                                                                       --------    --------
Assets
Current assets:
   Cash and cash equivalents                                                           $  6,807    $  2,578
   Short term investments                                                                 3,611      10,004
   Accounts receivable, net                                                               3,781       3,927
   Inventories, net                                                                       6,354       4,678
   Prepaid expenses and other assets                                                        451         546
                                                                                       --------    --------

      Total current assets                                                               21,004      21,733

Fixed assets, net                                                                        22,942      23,820
Goodwill, net                                                                             1,386       1,549
Patents and trademarks, net                                                                 413         592
Other assets                                                                                623         121
                                                                                       --------    --------

                                                                                       $ 46,368    $ 47,815
                                                                                       ========    ========

Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long term debt                                                   $    500    $    556
   Accounts payable                                                                       1,997       1,872
   Accrued expenses                                                                       1,289       1,280
                                                                                       --------    --------

      Total current liabilities                                                           3,786       3,708

Long term debt                                                                            2,098       2,571

Commitments (Note 16)

Stockholders' equity:
Preferred stock, $.01 par value; 3,000,000 shares authorized, no shares issued or
     outstanding                                                                             --          --
Common stock, $.01 par value; 15,000,000 shares authorized, 11,203,822 and
     11,147,864 shares issued and 10,787,662 and 10,997,864 shares outstanding
     at December 31, 2000 and 1999, respectively                                            112         111
Additional paid-in capital                                                               79,885      79,807
Treasury stock , 416,160 and 150,000 shares, at cost, at December 31, 2000 and 1999,
     respectively                                                                        (1,115)       (444)
Accumulated other comprehensive loss                                                        (37)         --
Accumulated deficit                                                                     (38,361)    (37,938)
                                                                                       --------    --------

                                                                                         40,484      41,536
                                                                                       --------    --------

                                                                                       $ 46,368    $ 47,815
                                                                                       ========    ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

Opta Food Ingredients, Inc.
Consolidated Statement of Operations (in thousands, except per share amounts)
--------------------------------------------------------------------------------

                                                               Year Ended December 31,
                                                          --------------------------------
                                                            2000        1999        1998
                                                          --------    --------    --------
Product revenue                                           $ 25,797    $ 19,289    $ 13,971

Cost and expenses:
    Cost of revenue                                         18,282      12,408      10,146
    Selling, general and administrative                      5,249       4,553       4,033
    Research and development                                 2,993       3,275       3,665
    Restructuring                                              300         350          --
                                                          --------    --------    --------

                                                            26,824      20,586      17,844
                                                          --------    --------    --------

Loss from operations                                        (1,027)     (1,297)     (3,873)

Interest income                                                722       1,344       1,637
Interest expense                                              (240)       (262)       (263)
Other income, net                                              122          58          17
                                                          --------    --------    --------

Net loss                                                  $   (423)   $   (157)   $ (2,482)
                                                          ========    ========    ========

Basic and diluted net loss per share                      $   (.04)   $   (.01)   $   (.22)
                                                          ========    ========    ========

Weighted average shares outstanding - basic and diluted     10,796      11,031      11,084
                                                          ========    ========    ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

Opta Food Ingredients, Inc.
Consolidated Statement of Stockholders' Equity (in thousands, except share amounts)
--------------------------------------------------------------------------------

                                         Common Stock                                                 Accumulated       Total
                                   ------------------------   Additional    Treasury                     Other          Stock-
                                     Number         Par         Paid-in     Stock at    Accumulated   Comprehensive    holders'
                                   of Shares       Value        Capital       Cost        Deficit         Loss         Equity
                                   ----------    ----------   ----------   ----------    ----------    ----------    ----------
Balance at December 31, 1997       11,079,833    $      111   $   79,681   $       --    $  (35,299)   $       --    $   44,493

Sale of common stock pursuant
   to exercise of stock options         3,000            --           16           --            --            --            16
Sale of common stock pursuant
   to exercise of stock warrants       13,169            --           50           --            --            --            50
Net loss                                   --            --           --           --        (2,482)           --        (2,482)
                                   ----------    ----------   ----------   ----------    ----------    ----------    ----------

Balance at December 31, 1998       11,096,002           111       79,747           --       (37,781)           --        42,077

Sale of common stock pursuant
   to exercise of stock options        30,899            --            6           --            --            --             6
Sale of common stock under
   employee stock purchase plan        20,963            --           54           --            --            --            54
Purchase of treasury stock           (150,000)           --           --         (444)           --            --          (444)
Net loss                                   --            --           --           --          (157)           --          (157)
                                   ----------    ----------   ----------   ----------    ----------    ----------    ----------

Balance at December 31, 1999       10,997,864           111       79,807         (444)      (37,938)           --        41,536

Comprehensive loss
   Net loss                                --            --           --           --          (423)           --          (423)
   Cumulative translation
     adjustment                            --            --           --           --            --           (37)          (37)
                                                                                                                     ----------
Total comprehensive loss                                                                                                   (460)
Sale of common stock under
   employee stock purchase plan        55,948             1           78           --            --            --            79
Purchase of treasury stock           (266,150)           --           --         (671)           --            --          (671)
                                   ----------    ----------   ----------   ----------    ----------    ----------    ----------

Balance at December 31, 2000       10,787,662    $      112   $   79,885   ($   1,115)   ($  38,361)   ($      37)   $   40,484
                                   ==========    ==========   ==========   ==========    ==========    ==========    ==========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

Opta Food Ingredients, Inc.
Consolidated Statement of Cash Flows (in thousands)
--------------------------------------------------------------------------------

                                                                                 Year Ended December 31,
                                                                            --------------------------------
                                                                              2000        1999        1998
                                                                            --------    --------    --------
Cash flows from operating activities:
      Net loss                                                              $   (423)   $   (157)   $ (2,482)
      Adjustments to reconcile net loss to net cash provided by (used in)
      operating activities net of acquired amounts:
        Depreciation and amortization                                          3,099       1,607       1,412
        Forgiveness of notes receivable                                           20          20          40
        Changes in assets and liabilities:
           (Increase) decrease in accounts receivable, net                       105        (521)       (541)
           (Increase) decrease in inventories, net                            (1,683)     (1,397)        477
           (Increase) decrease in prepaid expenses and other assets               95        (155)       (222)
           Increase (decrease) in accounts payable                               143         605        (300)
           Increase (decrease) in accrued expenses                                30         (59)        197
                                                                            --------    --------    --------

                  Total adjustments                                            1,809         100       1,063
                                                                            --------    --------    --------

                  Net cash provided by (used in) operating activities          1,386         (57)     (1,419)

Cash flows from investing activities:
        Purchase of short term investments                                   (12,658)    (10,004)         --
        Maturity of short term investments                                    19,051          --          --
        Acquisition of businesses                                                 --     (16,005)         --
        Purchase of fixed assets                                              (1,820)       (769)     (1,449)
        Increase in patents and trademarks                                       (84)        (93)        (63)
        (Increase) decrease in other assets                                     (522)         --          49
                                                                            --------    --------    --------

                  Net cash provided by (used in) investing activities          3,967     (26,871)     (1,463)

Cash flows from financing activities:
        Proceeds from issuance of common stock                                    79          60          66
        Purchase of treasury stock                                              (671)       (444)         --
        Proceeds from issuance of long term debt                                  --          --         955
        Principal payments on long term debt                                    (529)       (425)     (1,513)
                                                                            --------    --------    --------

                  Net cash used in financing activities                       (1,121)       (809)       (492)

Effect of changes in exchange rates on cash                                       (3)         --          --

Net increase (decrease) in cash and cash equivalents                           4,229     (27,737)     (3,374)
Cash and cash equivalents at beginning of year                                 2,578      30,315      33,689
                                                                            --------    --------    --------
Cash and cash equivalents at end of year                                    $  6,807    $  2,578    $ 30,315
                                                                            ========    ========    ========

Supplemental disclosure of cash flow information:
    Cash paid for interest                                                  $    240    $    262    $    263
                                                                            ========    ========    ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

Opta Food Ingredients, Inc.
Notes to the consolidated financial statements
--------------------------------------------------------------------------------

1.   Organization and Basis of Presentation

     Opta Food Ingredients, Inc. (the "Company") is a leading innovator, manufacturer and marketer of proprietary food ingredients that improve the nutritional content, taste, and texture of its customers' food products. Opta is committed to finding solutions to customers' formulation challenges by providing texturizing agents that it markets to the dairy, meat, baked goods, cereals and dressings and sauces industries. The Company was legally incorporated on April 23, 1991.

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the year. Actual results could differ from those estimates.

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

     Accounts Receivable

     Accounts receivable are reflected net of an allowance for doubtful accounts of $96,000 and $105,000 at December 31, 2000 and 1999, respectively.

     Fair Value of Financial Instruments

     The carrying amount of the Company's financial instruments, primarily cash equivalents and available-for-sale investments, at December 31, 2000 and 1999, approximate fair market value in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Unrealized gains and losses are reported as a separate component of stockholders' equity.

     Basis of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated.

     Foreign Currency Translation

     The consolidated financial statements of all foreign subsidiaries were prepared in their respective local currencies and translated into U.S. dollars based on the current exchange rate at the end of the period for the consolidated balance sheet and a weighted-average rate for the period in the consolidated statement of operations.

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

Opta Food Ingredients, Inc.
Notes to the consolidated financial statements
--------------------------------------------------------------------------------

     Goodwill

     Goodwill represents the excess of the cost of acquired businesses over the fair market value of their net tangible and identified intangible assets. Goodwill is being amortized on a straight-line basis over a period of 10 years. Amortization expense relating to goodwill for the years ended December 31, 2000 and 1999, was $163,000 and $81,000, respectively.

     Stock Compensation

     The Company's stock option plans are accounted for using the intrinsic value method to measure compensation expense in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". In 1996, the Company adopted only the footnote disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123", Note 13), which discloses the pro forma effect of compensation expense of all equity instruments issued to employees.

     Net Loss Per Share

     Basic net loss per share is determined by dividing the net loss by the weighted average number of common shares outstanding during the year. All common stock equivalents, which represent stock options outstanding, have been excluded from weighted average shares outstanding for calculating diluted net loss per share because such equivalents are anti-dilutive.

     Segment Information

     The Company operates under one business segment, food ingredients.

     Reclassifications

     Certain reclassifications have been made to the prior years' consolidated financial statements to conform to current presentation. These reclassifications have no effect on the Company's results of operations or financial position.

3.   Acquisitions

     On June 30, 1999, the Company acquired the assets of Stabilized Products, Inc. ("SPI"), a privately held manufacturer of specialty stabilizer ingredients for the dairy industry, for approximately $2.4 million in cash. The acquisition of SPI was accounted for as a purchase and, accordingly, SPI's results of operations have been included in the consolidated financial statements since the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was $1.6 million and has been recorded as goodwill, which is being amortized on a straight-line basis over 10 years. The purchase price at June 30, 1999 was allocated based on the fair values of the assets purchased as follows (in thousands):

           Accounts receivable                                      $  426
           Inventories                                                 276
           Machinery and equipment                                      76
           Other assets                                                  4
           Goodwill                                                  1,630

     The Company's consolidated statement of operations and of cash flows for the year ended December 31, 1999 reflect the financial results of Stabilized Products, Inc. from July 1, 1999. Pro forma financial information has not been provided because the amounts involved are not deemed material.

Opta Food Ingredients, Inc.
Notes to the consolidated financial statements
--------------------------------------------------------------------------------

     On December 31, 1999, the Company acquired substantially all the assets of Canadian Harvest located in Cambridge, Minnesota and all of the outstanding shares of common stock of Canadian Harvest Process Ltd. located in St. Thomas, Ontario, Canada for $12 million in cash, with an additional $1.6 million paid for net working capital. Canadian Harvest was a privately held manufacturer and supplier of dietary and stabilized fibers. The acquisition of Canadian Harvest was accounted for using the purchase method of accounting. The purchase price has been allocated based on fair values at the date of acquisition as follows (in thousands):

           Property, plant and equipment                          $ 11,790
           Intangibles                                                 110
           Accounts receivable                                       1,029
           Inventories                                                 934
           Other assets                                                 76
           Accounts payable                                            263
           Accrued expenses                                             83

     The following unaudited pro forma combined results of operations have been prepared as if the acquisition of Canadian Harvest had occurred at the beginning of 1999 (in thousands, except per share amounts):

                                                                   1999
                                                                -----------

           Revenue                                               $  27,065
           Net loss                                              $     (26)
           Net loss per share - basic and diluted                $    (.00)

     Such pro forma combined results of operations have been prepared for comparative purposes only and are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of 1999 or which may result in future years. The 1999 pro forma combined financial results reflect a decrease in interest income for the $13.7 million of cash used as if the purchase had occurred on January 1, 1999 without regard to positive cash flow generated from the operations of Canadian Harvest during 1999.

4.   Cash Equivalents and Investments

     Following is a summary of the fair market value of available-for-sale securities by consolidated balance sheet classification (in thousands):

                                                           December 31,
                                                        -----------------
                                                          2000      1999
                                                        -------   -------
     Cash equivalents and short term investments:
         Money market funds                             $ 6,060   $   900
         Commercial paper                                   747     3,537
         Corporate bonds                                  3,611     7,762
         U.S. government obligations                         --        --
         Repurchase agreement                                --       383
                                                        -------   -------

                                                        $10,418   $12,582
                                                        =======   =======
     Long term investments:
         Corporate bonds                                $   420   $    --
                                                        -------   -------

                                                        $   420   $    --
                                                        =======   =======

     Long term investments are included in other assets as of December 31, 2000. Gross unrealized gains and losses at December 31, 2000 and 1999 and realized gains and losses on sales of securities for the years then ended were not significant.

Opta Food Ingredients, Inc.
Notes to the consolidated financial statements
--------------------------------------------------------------------------------

5.   Notes Receivable

     At December 31, 2000 and 1999, notes receivable from an employee are included in other assets. The terms of the note forgive the principal and related interest ratably over a five-year period as long as the employee remains employed by the Company or if terminated without cause. The balance of this note is as follows (in thousands):

                                                          December 31,
                                                     ---------------------
                                                      2000           1999
                                                     ------         ------

     Unsecured note bearing interest at 8%           $   20         $   40
                                                     ======         ======

6.   Inventories

     Inventories consist of the following (in thousands):

                                                         December 31,
                                                   -----------------------
                                                    2000             1999
                                                   ------           ------

     Raw materials                                 $1,121           $  919
     Finished goods                                 5,233            3,759
                                                   ------           ------

                                                   $6,354           $4,678
                                                   ======           ======

7.   Fixed Assets

     Fixed assets consist of the following (in thousands):

                                                        December 31,
                                                  ------------------------
                                                    2000            1999
                                                  --------        --------

     Furniture and fixtures                       $    955        $    907
     Machinery and equipment                        20,823          20,214
     Building                                        6,752           6,851
     Land                                            1,832           1,863
     Construction in progress                        1,471             203
                                                  --------        --------

                                                  $ 31,833        $ 30,038
     Accumulated depreciation                       (8,891)         (6,218)
                                                  --------        --------

                                                  $ 22,942        $ 23,820
                                                  ========        ========

     Depreciation expense (in thousands) for the years ended December 31, 2000, 1999, and 1998 was $2,673, $1,288, and $1,184, respectively.

Opta Food Ingredients, Inc.
Notes to the consolidated financial statements
--------------------------------------------------------------------------------

8.   Patents and Trademarks

     Patents and trademarks consist of the following (in thousands):

                                                         December 31,
                                                   -----------------------
                                                     2000            1999
                                                   -------         -------

     Patents and trademarks                        $ 2,173         $ 2,089
     Accumulated amortization                       (1,760)         (1,497)
                                                   -------         -------

                                                   $   413         $   592
                                                   =======         =======

     Amortization expense (in thousands) relating to patents and trademarks for the years ended December 31, 2000, 1999, and 1998 was $263, $237, and $229,
     respectively.

9.   Accrued Expenses

     Accrued expenses consist of the following (in thousands):

                                                           December 31,
                                                       --------------------
                                                        2000          1999
                                                       ------        ------

     Bonuses                                           $  140        $  400
     Payroll costs and benefits                           191           158
     Professional fees                                    128           171
     Other                                                830           551
                                                       ------        ------

                                                       $1,289        $1,280
                                                       ======        ======

Opta Food Ingredients, Inc.
Notes to the consolidated financial statements
--------------------------------------------------------------------------------

10.  Borrowings

     Long term debt consists of the following (in thousands):

                                                                                    December 31,
                                                                                 ------------------
                                                                                   2000       1999
                                                                                 -------    -------
     Mortgage payable to a bank due in quarterly installments of $27 including interest at 7.37% with the remaining balance of $1,650 due
     June 2003, secured by the Company's corporate headquarters                  $ 1,952    $ 2,035

     Equipment line of credit due in quarterly installments of $80 plus interest at LIBOR plus 2.5% (9.32% at December 31, 2000) beginning
     August 1999, secured by certain fixed assets, due March 2002                    477        796

     Note payable to a state government agency and guaranteed by the U.S.
     Small Business Administration due in monthly installments of $6 including interest at 5.554% due July 2003, secured by certain fixed
     assets                                                                          158        215

     Note payable to a state government agency due in monthly installments of
     $6 plus interest at prime plus 2 1/2 % (11% at December 31, 1999)
     due June 2000, secured by certain fixed assets                                   --         36

     Note payable to a state government agency due in monthly installments of
     $3 including interest at 3% due July 2001, secured by certain
     fixed assets                                                                     11         45
                                                                                 -------    -------

                                                                                   2,598      3,127
     Current portion                                                                (500)      (556)
                                                                                 -------    -------

                                                                                 $ 2,098    $ 2,571
                                                                                 =======    =======

     Maturities of long term debt outstanding at December 31, 2000 are as follows (in thousands):

                   2001           $  500
                   2002              333
                   2003            1,765
                                  ------

                                  $2,598
                                  ======

     The Company's debt agreements contain certain financial covenants and restrict the Company's ability to participate in merger discussions, pay dividends, limit annual capital expenditures, invest in certain types of securities and obtain additional debt financing without bank approval. At December 31, 2000 and 1999, the Company was in compliance with the terms of these agreements.

Opta Food Ingredients, Inc.
Notes to the consolidated financial statements
--------------------------------------------------------------------------------

11.  Income Taxes

     Deferred tax benefits consist of the following (in thousands):

                                                 Year Ended December 31,
                                             -----------------------------
                                               2000       1999       1998
                                             -------    -------    -------

     Federal                                 $   211    $   128    $   918
     State                                         3         36        220
                                             -------    -------    -------

                                             $   214    $   164    $ 1,138
     Increase in valuation allowance            (214)      (164)    (1,138)
                                             -------    -------    -------

                                             $    --    $    --    $    --
                                             =======    =======    =======

     Deferred tax assets consist of the following (in thousands):

                                                    Year Ended December 31,
                                                    -----------------------
                                                      2000          1999
                                                    --------      --------

     Net operating loss carryforwards               $ 12,538      $ 12,532
     Research and development credits                  1,269         1,159
     Other state tax credits                               9             7
     Expense accruals and other                          675           579
                                                    --------      --------

     Gross deferred tax assets                        14,491        14,277
     Valuation allowance                             (14,491)      (14,277)
                                                    --------      --------

                                                    $     --      $     --
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

     A reconciliation between the amount of reported tax expense and the amount computed using the U.S. federal statutory rate of 35% follows (in thousands):

                                                 Year Ended December 31,
                                             -----------------------------
                                               2000       1999       1998
                                             -------    -------    -------

     Income tax benefit at statutory rate    $  (103)   $   (55)   $  (869)
     State tax benefit, net                      (15)        (8)      (129)
     Stock option exercises                       --        (13)        --
     Research and development credits           (125)      (140)      (160)
     Other state credits                          12         19         24
     Other                                        17         33         (4)
                                             -------    -------    -------

                                             $  (214)   $  (164)   $(1,138)
     Increase in valuation allowance             214        164      1,138
                                             -------    -------    -------

                                             $    --    $    --    $    --
                                             =======    =======    =======

Opta Food Ingredients, Inc.
Notes to the consolidated financial statements
--------------------------------------------------------------------------------

     At December 31, 2000, the Company had federal net operating loss carryforwards and research and development credits which may be used to offset future federal taxable income and tax liabilities as follows (in thousands):

                                                Net          Research and
                     Year of                 Operating        Development
                   Expiration                  Loss              Credit
                   ----------                ---------       ------------
                      2006                    $ 1,009           $    76
                      2007                      4,247               128
                      2008                      5,570               143
                      2009                      3,720               112
                      2010                      4,991                70
                      2011                      4,713                48
                      2012                      4,433               101
                      2018                      2,327               107
                      2019                         --                95
                      2020                         16                79
                                              -------           -------

                                              $31,026           $   959
                                              =======           =======

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

     In May 2000, the stockholders approved an increase in the number of common shares authorized for issuance under the 1992 Employee, Director and Consultant Stock Option Plan from 2,166,667 to 2,416,667. The number of common shares authorized for issuance under the 1991 Non-Employee Stock Option Plan is 101,244.

     The Company has reserved 2,080,598 shares of common stock for issuance under the 1992 Employee, Director and Consultant Stock Option Plan and 9,838 shares for issuance under the 1991 Non-Employee Stock Option Plan at December 31, 2000.

Opta Food Ingredients, Inc.
Notes to the consolidated financial statements
--------------------------------------------------------------------------------

     At December 31, 2000, options to purchase 1,667,459 shares were outstanding under the plans, of which 971,178 were exercisable. There were 413,049 shares available for future grant under the plans at December 31,2000.

     Stock option plan transactions were as follows:

                                                                       Weighted Average
                                                          Shares        Exercise Price
                                                        ---------      ----------------
     Options outstanding at December 31, 1997           1,216,480            $5.86

             Granted                                      390,050            $4.79
             Exercised                                     (3,000)           $5.25
             Cancelled                                    (52,030)           $6.23
                                                        ---------

     Options outstanding at December 31, 1998           1,551,500            $5.58

             Granted                                      335,450            $3.28
             Exercised                                    (30,899)           $0.20
             Cancelled                                   (141,130)           $5.96
                                                        ---------

     Options outstanding at December 31, 1999           1,714,921            $5.18

             Granted                                      256,300            $2.48
             Exercised                                         --            $  --
             Cancelled                                   (303,762)           $4.73
                                                        ---------

     Options Outstanding at December 31, 2000           1,667,459            $4.83
                                                        =========

     The following table summarizes information about stock options outstanding and exercisable at December 31, 2000:

                                                Options Outstanding                             Options Exercisable
                                --------------------------------------------------      ----------------------------------
                                                      Weighted
                                                       Average          Weighted                               Weighted
                                   Number of          Remaining          Average           Number of           Average
        Range of Exercise           Options          Contractual        Exercise            Options            Exercise
             Prices               Outstanding           Life              Price           Outstanding           Price
      ----------------------    ----------------    --------------     ------------     ----------------     -------------
      $0.06   -   $0.45               32,836            0.4               $0.09               32,836             $0.09
      $1.63   -   $3.80              495,250            8.5               $2.86               70,350             $3.28
      $3.94   -   $5.50              365,890            5.5               $4.88              221,100             $4.93
      $5.53   -   $9.00              732,233            3.5               $6.03              607,142             $6.05
      $10.00  -  $15.50               41,250            2.0              $10.52               39,750            $10.48
                                   ---------                                                 -------

                                   1,667,459                                                 971,178
                                   =========                                                 =======

     In 1992, the stockholders approved the Employee Stock Purchase Plan. This plan enables eligible employees to purchase common shares at 85% of the fair market value of the shares during two six month periods beginning January 1 and July 1 of each year. The Company has authorized 200,000 shares of the Company's common stock for issuance under this plan. At December 31, 2000, 66,279 shares remain available for issuance under this plan.

Opta Food Ingredients, Inc.
Notes to the consolidated financial statements
--------------------------------------------------------------------------------

     The Company has adopted the disclosure only provisions of FAS 123. Accordingly, no compensation cost has been recognized for the stock plans. Had compensation cost for the Company's stock plans been determined based on fair value at the grant dates for awards in 2000 and 1999 as prescribed by FAS 123, the Company's net loss and net loss per share would have been as follows (in thousands, except for per share amounts):

                                                   Year Ended December 31,
                                                   -----------------------
                                                       2000       1999
                                                      -----      -----
     Net loss:
     As reported                                      $(423)     $(157)
     Pro forma                                         (665)      (471)

     Net loss per share:
     As reported                                      $(.04)     $(.01)
     Pro forma                                         (.06)      (.04)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, risk-free interest rate of 6.03% and 5.75%, expected volatility of 65.9% and 65.3%, and an expected life of 5.5 years, for the years ended December 31, 2000 and 1999, respectively. The weighted average fair value of options granted during the years ended December 31, 2000 and 1999 was $1.58 and $2.54, respectively.

14.  Retirement Savings Plan

     The Company has a 401(k) Plan which is available to employees of the Company who meet certain eligibility requirements. This plan is qualified under Section 401(k) of the Internal Revenue Code and is subject to contribution limitations as set annually by the Internal Revenue Service. Eligible employees may enroll January 1, April 1, July 1 and October 1of each year. The Company does not make matching contributions.

15.  Sales to Major Customers and Export Sales

     During 2000, 1999 and 1998, a single customer accounted for $7.9 million, $8.5 million and $5.2 million or 31%, 44% and 37% of total product sales, respectively. In addition, during 1999 and 1998, $3.0 million and $3.9 million of product sales, respectively, were to a group of independent bakeries that supply a quick service restaurant chain.

     International sales, in thousands, were $3,126 ($1,166 to Europe: $701 to the Middle East; $609 to Canada; $262 to Asia and $388 to Pacific Rim); $1,280 ($512 to Europe; $258 to the Middle East; $189 to Canada; $30 to Asia and $291 to Latin America) and $795 ($418 to Europe and $377 to the Middle East) for the years ended December 31, 2000, 1999 and 1998, respectively.

Opta Food Ingredients, Inc.
Notes to the consolidated financial statements
--------------------------------------------------------------------------------

16.  Commitments

     Leases

     The Company leases certain equipment and facilities under noncancellable operating leases. Total future minimum payments as of December 31, 2000 under these leases are as follows (in thousands):

             Year ended December 31,

                  2001                                $  193
                  2002                                   193
                  2003                                   190
                  2004                                   149
                  2005                                   153
                  Thereafter                             183
                                                      ------

                                                      $1,061
                                                      ======

     Rent expense (in thousands) for the years ended December 31, 2000, 1999 and 1998 was $222, $168, and $157, respectively.