Form 10-Q
period 2001-03-31
OPTA FOOD INGREDIENTS INC /DE
filed 2001-05-15
CIK 883326

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


             Quarterly report pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                          COMMISSION FILE NO. 0-19811
                                              -------


                          OPTA FOOD INGREDIENTS, INC.
         ------------------------------------------------------------
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


                                 (781) 276-5100
                                 --------------
               (Registrant's Telephone No., Including Area Code)


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


As of May 7, 2001, the registrant had 10,796,898 shares of common stock outstanding.

OPTA FOOD INGREDIENTS, INC.

FORM 10-Q
--------------------------------------------------------------------------------

                         Quarter Ended March 31, 2001
                               Table of Contents



                                                                           Page
                                                                          Number
                                                                          ------

Part I - Financial Information
------------------------------

Item 1 - Financial Statements

  Consolidated Balance Sheet
    March 31, 2001 and December 31, 2000                                    3
  Consolidated Statement of Operations for the Three Months Ended
    March 31, 2001 and 2000                                                 4
  Consolidated Statement of Cash Flows for the Three Months Ended
    March 31, 2001 and 2000                                                 5
  Notes to Consolidated Financial Statements                                6

Item 2 - Management's Discussion and Analysis of
  Financial Condition and Results of Operations                             8

Item 3 - Quantitative and Qualitative Disclosure
  About Market Risk                                                         10


Part II - Other Information
---------------------------

  Item 1 through Item 6                                                     11

  Signatures                                                                12


OPTA FOOD INGREDIENTS, INC.

CONSOLIDATED BALANCE SHEET (in thousands)
--------------------------------------------------------------------------------


                                                 MARCH 31,        DECEMBER 31,
                                                   2001               2000
                                               -----------        ------------
                                               (Unaudited)
ASSETS

 Current assets:
   Cash and cash equivalents                    $  3,901           $  6,807
   Short term investments                          4,280              3,611
   Accounts receivable, net                        4,411              3,781
   Inventories (Note 3)                            6,607              6,354
   Prepaid expenses and other current assets         568                451
                                                --------           --------

          Total current assets                    19,767             21,004

 Fixed assets, net                                23,617             22,942
 Patents and trademarks, net                         402                413
 Goodwill, net                                     1,345              1,386
 Other assets                                        199                623
                                                --------           --------

                                                $ 45,330           $ 46,368
                                                ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
   Current portion of long term debt            $    493           $    500
   Accounts payable                                2,180              1,997
   Accrued expenses                                  755              1,289
                                                --------           --------

          Total current liabilities                3,428              3,786

 Long term debt                                    1,976              2,098

 Stockholders' equity:
   Common stock                                      112                112
   Additional paid-in capital                     79,886             79,885
   Treasury stock, at cost                        (1,115)            (1,115)
   Accumulated other comprehensive loss              (97)               (37)
   Accumulated deficit                           (38,860)           (38,361)
                                                --------           --------
          Total stockholders' equity              39,926             40,484
                                                --------           --------

                                                $ 45,330           $ 46,368
                                                ========           ========

                The accompanying notes are an integral part of
                           the financial statements.

OPTA FOOD INGREDIENTS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS (in thousands, except per share data)
--------------------------------------------------------------------------------
(Unaudited)


                                           FOR THE THREE MONTHS
                                              ENDED MARCH 31,
                                           --------------------
                                            2001         2000
                                           -------      -------
Product revenue                            $ 6,322     $  6,364

Cost and expenses:
  Cost of revenue                            5,078        4,337
  Selling, general and administrative        1,143        1,678
  Research and development                     722          752
  Restructuring costs (Note 4)                   -          300
                                           -------     --------
                                             6,943        7,067
                                           -------     --------

Loss from operations                          (621)        (703)

Other income (expense):
  Interest income                              145          176
  Interest expense                             (51)         (62)
  Other income                                  28           26
                                           -------     --------
                                               122          140
                                           -------     --------


Net loss                                  ($   499)   ($    563)
                                           =======     ========

Basic and diluted net loss per share
(Note 5)                                  ($   .05)   ($    .05)
                                           =======     ========

Weighted average shares outstanding         10,788       10,903
                                           =======     ========

                The accompanying notes are an integral part of
                           the financial statements.

OPTA FOOD INGREDIENTS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (in thousands)
--------------------------------------------------------------------------------
(Unaudited)


                                                         FOR THE THREE MONTHS
                                                            ENDED MARCH 31,
                                                         --------------------
                                                           2001         2000
                                                         -------      -------
Cash flows from operating activities:
  Net loss                                                 ($499)   ($   563)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Depreciation and amortization                            762         780
    Change in assets and liabilities:
       (Increase) decrease in accounts
         receivable, net                                    (679)        262
       Increase in inventories, net                         (255)       (420)
       Increase in prepaid expenses and
         other assets                                       (117)        (17)
       Increase (decrease) in accounts
         payable                                             215        (911)
       Increase (decrease) in accrued
         expenses                                           (531)        207
                                                         -------     -------
  Total adjustments                                         (605)        (99)
                                                         -------     -------

Net cash used in operating activities                     (1,104)       (662)

Cash flows from investing activities:
  Purchase of short term investments                      (1,420)     (8,826)
  Maturity of short term investments                         751      11,449
  Purchase of fixed assets                                (1,383)       (130)
  Increase in patents and trademarks                         (36)        (16)
  Decrease in other assets                                   424           -
                                                         -------     -------
Net cash provided by (used in) investing
  activities                                              (1,664)      2,477

Cash flows from financing activities:
  Principal payments on long term debt                      (129)       (147)
  Purchase of treasury stock                                   -        (293)
                                                         -------     -------
Net cash used in financing activities                       (129)       (440)
                                                         -------     -------

Effect of changes in exchange rates on cash                   (9)          -

Net increase (decrease) in cash and cash
  equivalents                                             (2,906)      1,375
Cash and cash equivalents at beginning
  of period                                                6,807       2,578
                                                         -------     -------

Cash and cash equivalents at end of period               $ 3,901     $ 3,953
                                                         =======     =======

                The accompanying notes are an integral part of
                           the financial statements.

OPTA FOOD INGREDIENTS, INC.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

   The consolidated financial statements of Opta Food Ingredients, Inc. (the "Company") include, in the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair statement of the Company's financial position at March 31, 2001 and December 31, 2000 and the results of operations for the three months ended March 31, 2001 and 2000, respectively. All material intercompany transactions and balances have been eliminated. The results of operations are not necessarily indicative of results for a full year.

   These consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission pursuant to Section 13 of the Securities Exchange Act of 1934. The consolidated balance sheet data as of December 31, 2000 was derived from audited financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations.


2. RECENT PRONOUNCEMENTS

   In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138, which establishes accounting and reporting standards for derivative instruments and hedging activities. The standard requires that the Company recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The Company, to date, has not engaged in derivative and hedging activities, and accordingly the adoption of SFAS No. 133 has not had a material impact on its financial statements and related disclosures.

3. INVENTORIES, NET

   Inventories consist of the following (in thousands):

                                             MARCH 31,     December 31,
                                               2001           2000
                                              ------         ------
Raw materials                                 $1,110         $1,121
Finished goods                                 5,497          5,233
                                              ------         ------

                                              $6,607         $6,354
                                              ======         ======

   Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method. Inventories are reflected net of reserves of $250,000 at March 31, 2001 and December 31, 2000, respectively.

4. RESTRUCTURING COSTS

   The results for the three months ended March 31, 2000 reflect a restructuring charge of $300,000 related to the decision to consolidate the Company's starch-based operations and relocate Stabilized Products to its Galesburg, Illinois production facility. The accrual for the restructuring charge was fully utilized by December 31, 2000.


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


7. COMPREHENSIVE LOSS

   For the three months ended March 31, 2001, the Company's comprehensive loss was $559,000 which was comprised of the net loss of $499,000 and a loss on foreign currency translation adjustment of $60,000 as compared to the same period in 2000 where the Company's comprehensive loss was equal to the net loss.

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

You should read the following discussion in conjunction with (1) the Company's accompanying unaudited Consolidated Financial Statements and notes thereto included in this report on Form 10-Q and (2) the Company's audited Consolidated Financial Statements, notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended December 31, 2000 included in our Annual Report on Form 10-K for such period.

     The following Discussion and Analysis of the Company's Financial Condition and Results of Operations may contain forward-looking statements that are based on current expectations, estimates and projections. Such forward-looking statements reflect management's good-faith evaluation of information currently available. However, because such statements are based upon, and therefore can be influenced by, a number of external variables over which management has no, or incomplete, control, they are not, and should not be read as being guarantees of future performance or of actual future results; nor will they necessarily prove to be accurate indications of the times at or by which any such performance or result will be achieved. Accordingly, actual outcomes and results may differ materially from those expressed in such forward-looking statements. The Company does not intend to update any such forward-looking statements. Factors which could cause actual results to differ from these expectations include the size and timing of significant orders, as well as deferral of orders, over which the Company has no control; the extended product testing cycles of the Company's potential customers; the variation in the Company's sales cycles from customer to customer; increased competition posed by food ingredient manufacturers; changes in pricing policies by the Company and its competitors; the adequacy of existing, or the need to secure or build additional manufacturing capacity in order to meet the demand for the Company's products; the Company's success in expanding its sales and marketing programs, its ability to successfully enter new markets and its ability to gain increased market acceptance for its existing product lines; the Company's ability to timely develop and successfully introduce new products in its pipeline at acceptable costs; the ability to scale up and successfully produce its products; the potential for significant quarterly variations in the mix of sales among the Company's products; the gain or loss of significant customers; shortages in the availability of raw materials from the Company's suppliers; the impact of new government regulations on food products; the challenges of integrating the operations of acquired businesses; and general economic conditions. Factors that could cause or contribute to such differences include the factors discussed in the section titled "Business" under the caption "Cautionary Statement Regarding Forward-Looking Statements" as well as other risk factors as stated in the Company's Annual Report on Form 10-K.

OPTA FOOD INGREDIENTS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000:

Revenue. Revenue for the three months ended March 31, 2001 was $6.3 million, representing a decrease of $42,000 or 1% in comparison to $6.4 million for the comparable 2000 quarter. The decrease in revenue was primarily attributable to a reduction in sales to a major quick service restaurant customer due to a continued softness in the customer's same store sales, as well as lower sales to two other major customers during the first quarter of 2001.

Cost of Revenue. Cost of revenue for the three months ended March 31, 2001 was $5.1 million, representing an increase of $741,000 or 17% in comparison to $4.3 million for the comparable 2000 quarter. Cost of revenue as a percentage of revenue increased to 80% for the first quarter of 2001 as compared to 68% in the first quarter of 2000. This increase was due to a reduction in production levels during the first quarter of 2001 in response to lower sales and higher than expected inventory levels.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 2001 were $1.1 million representing a decrease of $535,000 or 32% in comparison to $1.7 million for the comparable 2000 quarter. A majority of the decrease in SG&A expenses related to a charge of $350,000 recorded in the first quarter of 2000 for severance costs associated with the departure of its former Chief Executive Officer and President, Lewis C. Paine, III.

Research and Development Expenses. Research and development ("R&D") expenses for the three months ended March 31, 2001 were $722,000 representing a decrease of $30,000 or 4% in comparison to $752,000 for the comparable 2000 quarter.
The decrease in R&D expenses was the result of a reduction in amortization costs related to patents.

Restructuring Costs. The results for the three months ended March 31, 2000 reflect a restructuring charge of $300,000 related to the decision to consolidate the Company's starch-based operations and relocate Stabilized Products to its Galesburg, Illinois production facility.

Other Income, Net. Other income, net for the three months ended March 31, 2001 was $122,000, representing a decrease of $18,000 or 13% in comparison to $140,000 for the comparable 2000 quarter. The decrease was due to a reduction in interest income on lower levels of cash and investments during the first quarter of 2001 as compared to the comparable 2000 quarter.

LIQUIDITY AND CAPITAL RESOURCES:

At March 31, 2001, the Company had $8.2 million in cash and investments and $16.3 million of working capital. The Company used approximately $1.1 million of cash in operations during the three months ended March 31, 2001, compared with approximately $662,000 used in the comparable 2000 quarter.

OPTA FOOD INGREDIENTS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Capital expenditures were $1.4 million and $130,000 for the three months ended March 31, 2001 and 2000, respectively. The majority of the increase in capital expenditures in 2001 is a result of expanding the Company's Cambridge, Minnesota oat fiber production facility to meet anticipated future growth.
The projected cost of the expansion is approximately $3.5 million which will be funded out of internal funds with an anticipated completion date of June 2001.

In addition, the Company used approximately $293,000 of cash during the three months ended March 31, 2000 to purchase 100,000 of treasury stock under the stock repurchase program.

The Company's various debt agreements contain covenants that restrict the Company's ability to participate in merger discussions, pay dividends, limit annual capital expenditures, invest in certain types of securities and obtain additional debt financing without bank approval. The Company was in compliance with respect to all covenants and restrictions in its loan agreements at March 31, 2001.

The Company believes that its existing cash and cash equivalents, short term investments, long and short term debt and product sales will be adequate to fund its planned operations, capital requirements and expansion needs through 2002. However, the Company may require additional capital in the long term, which it may seek through equity or debt financing, equipment lease financing or funds from other sources. No assurance can be given that these funds will be available to the Company on acceptable terms, if at all. In addition, because of the Company's need for funds to support future operations, it may seek to obtain capital when conditions are favorable, even if it does not have an immediate need for additional capital at such time.


PART I ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
---------------------------------------------------------

In January 1997, the Securities and Exchange Commission issued Financial Reporting Release No. 48, which expands the disclosure requirements for certain derivatives and other financial instruments. The Company does not utilize derivative financial instruments. The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, trade receivables and trade payables approximates fair value at March 31, 2001 due to the short maturities of these instruments.

OPTA FOOD INGREDIENTS, INC.

PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

Items 1, 2, 3, 4, 5 and 6(b) - Not Applicable.


ITEM 6 (A)    EXHIBITS

  (11) Basic and diluted net loss per share computation (in thousands, except per share data):

                                                  FOR THE THREE MONTHS ENDED
                                                          MARCH 31,
                                                  ---------------------------
                                                      2001               2000
                                                   -------            -------

Net loss                                             ($499)             ($563)
                                                   =======            =======

Weighted average common shares outstanding          10,788             10,903
                                                   =======            =======

Basic and diluted net loss per share                ($0.05)            ($0.05)
                                                   =======            =======

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



                               Opta Food Ingredients, Inc.
                               ---------------------------
                                  (Registrant)



DATE: May 11, 2001             BY: /s/ Arthur J. McEvily, Ph.D.
                                  ------------------------------------------
                                  Arthur J. McEvily, Ph.D.
                                  President and Chief Executive Officer
                                  (principal executive officer)



DATE: May 11, 2001             BY: /s/ Scott A. Kumf
                                  ------------------------------------------
                                  Scott A. Kumf
                                  Chief Operating Officer,
                                  Chief Financial Officer and Treasurer
                                  (principal financial and accounting officer)