Form 10-Q
period 2001-06-30
OPTA FOOD INGREDIENTS INC /DE
filed 2001-08-10
CIK 883326

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


               Quarterly report pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

As of August 3, 2001, the registrant had 10,824,613 shares of common stock outstanding.

OPTA FOOD INGREDIENTS, INC.

FORM 10-Q
--------------------------------------------------------------------------------

                          Quarter Ended June 30, 2001
                               Table of Contents

                                                       Page
Part I - Financial Information                        Number
------------------------------                        ------

Item 1 - Financial Statements

  Consolidated Balance Sheet
    June 30, 2001 and December 31, 2000                  3
  Consolidated Statement of Operations for the
    Three and Six Months Ended June 30, 2001 and 2000    4
  Consolidated Statement of Cash Flows for the
    Six Months Ended June 30, 2001 and 2000              5
  Notes to Consolidated Financial Statements             6

Item 2 - Management's Discussion and Analysis of
  Financial Condition and Results of Operations          8


Item 3 - Quantitative and Qualitative Disclosure
  About Market Risk                                     11


Part II - Other Information
---------------------------

    Item 1 through Item 6                               12

    Signatures                                          14

OPTA FOOD INGREDIENTS, INC.
CONSOLIDATED BALANCE SHEET (in thousands)
--------------------------------------------------------------------------------
(Unaudited)

                                                              JUNE 30,                DECEMBER 31,
                                                               2001                       2000
                                                        ------------------        -------------------
ASSETS

 Current assets:
   Cash and cash equivalents                                      $  3,654                   $  6,807
   Short term investments                                            3,684                      3,611
   Accounts receivable, net                                          4,512                      3,781
   Inventories (Note 3)                                              6,610                      6,354
   Prepaid expenses and other current assets                           661                        451
                                                        ------------------        -------------------

          Total current assets                                      19,121                     21,004

 Fixed assets, net                                                  23,806                     22,942
 Patents and trademarks, net                                           390                        413
 Goodwill, net                                                       1,304                      1,386
 Other assets                                                          195                        623
                                                        ------------------        -------------------

                                                                  $ 44,816                   $ 46,368
                                                        ==================        ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
   Current portion of long term debt                              $    490                   $    500
   Accounts payable                                                  1,955                      1,997
   Accrued expenses                                                    828                      1,289
                                                        ------------------        -------------------

          Total current liabilities                                  3,273                      3,786

 Long term debt                                                      1,853                      2,098

 Stockholders' equity:
   Common stock                                                        112                        112
   Additional paid-in capital                                       79,915                     79,885
   Treasury stock, at cost                                          (1,115)                    (1,115)
   Accumulated other comprehensive loss                                (50)                       (37)
   Accumulated deficit                                             (39,172)                   (38,361)
                                                        ------------------        -------------------
          Total stockholders' equity                                39,690                     40,484
                                                        ------------------        -------------------

                                                                  $ 44,816                   $ 46,368
                                                        ==================        ===================

              The accompanying notes are an integral part of the
                      consolidated financial statements.

OPTA FOOD INGREDIENTS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS (in thousands, except per share data)
--------------------------------------------------------------------------------
(Unaudited)

                                                 FOR THE THREE MONTHS                  FOR THE SIX MONTHS
                                                     ENDED JUNE 30,                       ENDED JUNE 30,
                                             -------------------------------     -------------------------------
                                                  2001              2000              2001              2000
                                             -------------     -------------     -------------     -------------
Product revenue                                    $ 6,982           $ 6,908           $13,304           $13,272

Cost and expenses:
  Cost of revenue                                    5,371             4,824            10,449             9,161
  Selling, general and administrative                1,363             1,251             2,506             2,929
  Research and development                             631               737             1,353             1,489
  Restructuring costs (Note 4)                           -                 -                 -               300
                                             -------------     -------------     -------------     -------------
                                                     7,365             6,812            14,308            13,879
                                             -------------     -------------     -------------     -------------

Income (loss) from operations                         (383)               96            (1,004)             (607)

Other income (expense):
  Interest income                                      116               174               261               350
  Interest expense                                     (42)              (59)              (93)             (121)
  Other income (expense), net                           (3)               28                25                54
                                             -------------     -------------     -------------     -------------
                                                        71               143               193               283
                                             -------------     -------------     -------------     -------------

Net income (loss)                               ($     312)          $   239         ($    811)          ($  324)
                                             =============     =============     =============     =============

Basic net income (loss) per share (Note 5)      ($     .03)           $  .02         ($    .08)         ($   .03)
                                             =============     =============     =============     =============

Diluted net income (loss) per share (Note 5)    ($     .03)           $  .02        ($     .08)         ($   .03)
                                             =============     =============     =============     =============

Weighted average shares outstanding - basic         10,797            10,780            10,792            10,841
                                             =============     =============     =============     =============

Weighted average shares outstanding - diluted       10,797            10,812            10,792            10,841
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

                                                                     For the six months ended
                                                                             June 30,
                                                              ------------------------------------------
                                                                  2001                        2000
                                                              --------------              --------------
Cash flows from operating activities:
  Net loss                                                        ($  811)                    ($  324)
  Adjustments to reconcile net loss to cash used
      in operating activities:
    Depreciation and amortization                                   1,510                       1,560
    Change in assets and liabilities:
      Increase in accounts receivable, net                           (769)                       (139)
      Increase in inventories, net                                   (251)                       (770)
      (Increase) decrease in other current assets                    (210)                         70
      Decrease in accounts payable                                    (12)                        (19)
      Decrease in accrued expenses                                   (461)                       (225)
                                                                ----------                  ----------
  Total adjustments                                                  (193)                        477
                                                                ----------                  ----------


Net cash provided by (used in) operating activities                (1,004)                        153

Cash flows from investing activities:
  Purchase of short term investments                               (2,223)                     (8,810)
  Maturity of short term investments                                2,150                      14,071
  Purchase of fixed assets                                         (2,217)                       (568)
  Increase in patents and trademarks                                  (58)                        (31)
  (Increase) decrease in other assets                                 429                        (128)
                                                                ----------                  ----------


Net cash provided by (used in) investing activities                (1,919)                      4,534

Cash flows from financing activities:
  Proceeds from issuance of common stock                               30                           -
  Purchase of treasury stock                                            -                        (671)
  Principal payments on long term debt                               (255)                       (283)
                                                                ----------                  ----------
Net cash used in financing activities                                (225)                       (954)
                                                                ----------                  ----------


Effect of changes in exchange rates on cash                            (5)                          -

Net increase (decrease) in cash and cash equivalents               (3,153)                      3,733
Cash and cash equivalents at beginning of period                    6,807                       2,578
                                                                ----------                  ----------

Cash and cash equivalents at end of period                        $ 3,654                     $ 6,311
                                                                ==========                  ==========

              The accompanying notes are an integral part of the
                      consolidated financial statements.

OPTA FOOD INGREDIENTS, INC.

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

   The consolidated financial statements of Opta Food Ingredients, Inc. (the "Company") include, in the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair statement of the Company's financial position at June 30, 2001 and December 31, 2000 and the results of operations for the three and six months ended June 30, 2001 and 2000, respectively. All material intercompany transactions and balances have been eliminated. The results of operations are not necessarily indicative of results for a full year.

   These consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission pursuant to Section 13 of the Securities Exchange Act of 1934. The consolidated balance sheet data as of December 31, 2000 was derived from audited financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.


2. RECENT PRONOUNCEMENTS

   In July 2001, FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only, eliminating the pooling-of-interests method and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization, which is replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required on January 1, 2002. The Company is currently assessing but has not yet determined the impact of SFAS No. 141 and SFAS No. 142 on its financial position and results of operations.

OPTA FOOD INGREDIENTS, INC.

--------------------------------------------------------------------------------



3.    INVENTORIES, NET

      Inventories consist of the following (in thousands):

                                      June 30,                  December 31,
                                        2001                       2000
                               --------------------         ------------------
Raw materials                                $  994                     $1,121
Finished goods                                5,616                      5,233
                               --------------------         ------------------
                                             $6,610                     $6,354
                               ====================         ==================

   Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method. Inventories are reflected net of reserves of $254,000 at June 30, 2001 and $250,000 at December 31, 2000.

4. RESTRUCTURING COSTS

   The results for the six months ended June 30, 2000 reflect a restructuring charge of $300,000 related to the decision to consolidate the Company's starch-based operations and relocate Stabilized Products, Inc., the assets of which were acquired by the Company in June 1999, to its Galesburg, Illinois production facility. The accrual for the restructuring charge was fully utilized by December 31, 2000.

5. NET INCOME (LOSS) PER SHARE

   Basic net income (loss) per share is determined by dividing the net income
   (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share for the three months ended June 30, 2000 is determined by dividing the net income by the weighted average shares outstanding including common stock equivalents. For the three and six months ended June 30, 2001 as well as the six months ended June 30, 2000, all common stock equivalents have been excluded from weighted average shares outstanding for calculating diluted net income (loss) per share because such equivalents are anti-dilutive.

6. STOCK REPURCHASE PLAN

   In April 1999, the Company's Board of Directors approved a stock repurchase plan under which the Company is authorized to purchase shares of its own common stock subject to certain business and market restrictions. During the six months ended June 30, 2000, the Company purchased 266,150 shares of its common stock at an aggregate cost of $671,000 which was recorded as treasury stock.

7. COMPREHENSIVE LOSS

   For the six months ended June 30, 2001, the Company's comprehensive loss was $824,000 which was comprised of the net loss of $811,000 and a loss on foreign currency translation adjustment of $13,000 as compared to the same period in 2000 where the Company's comprehensive loss was equal to the net loss.

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

You should read the following discussion in conjunction with: (1) the Company's accompanying unaudited Consolidated Financial Statements and notes thereto included in this report on Form 10-Q and (2) the Company's audited Consolidated Financial Statements, notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended December 31, 2000 included in our Annual Report on Form 10-K for such period.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements that are based on current expectations, estimates and projections. Such forward-looking statements reflect management's good-faith evaluation of information currently available. However, because such statements are based upon, and therefore can be influenced by, a number of external variables over which management has no, or incomplete, control, they are not, and should not be read as being guarantees of future performance or of actual future results; nor will they necessarily prove to be accurate indications of the times at or by which any such performance or result will be achieved. Accordingly, actual outcomes and results may differ materially from those expressed in such forward-looking statements. The Company does not intend to update any such forward-looking statements. Factors which could cause actual results to differ from these expectations include the size and timing of significant orders, as well as deferral of orders, over which the Company has no control; the extended product testing cycles of the Company's potential customers; the variation in the Company's sales cycles from customer to customer; increased competition posed by food ingredient manufacturers; changes in pricing policies by the Company and its competitors; the adequacy of existing, or the need to secure or build additional manufacturing capacity in order to meet the demand for the Company's products; the Company's success in expanding its sales and marketing programs, its ability to successfully enter new markets and its ability to gain increased market acceptance for its existing product lines; the Company's ability to timely develop and successfully introduce new products in its pipeline at acceptable costs; the ability to scale up and successfully produce its products; the potential for significant quarterly variations in the mix of sales among the Company's products; the gain or loss of significant customers; shortages in the availability of raw materials from the Company's suppliers; the impact of new government regulations on food products; the challenges of integrating the operations of acquired businesses; and general economic conditions. Factors that could cause or contribute to such differences include the factors discussed in the section titled "Business" under the caption "Cautionary Statement Regarding Forward-Looking Statements" as well as other risk factors as described in the Company's Annual Report on Form 10-K.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000:

Revenue. Revenue for the three months ended June 30, 2001 was $7.0 million, representing an increase of $74,000 or 1% in comparison to $6.9 million for the comparable 2000 quarter. The increase in second quarter revenue was primarily attributable to increased demand for the Company's products by a major quick-service restaurant as well as higher sales to two other major customers.

Cost of revenue. Cost of revenue for the three months ended June 30, 2001 was $5.4 million, representing an increase of $547,000 or 11% in comparison to $4.8 million for the comparable 2000 quarter. Cost of revenue as a percentage of revenue increased to 77% for the second quarter of 2001 as compared to 70% in the second quarter of 2000. This increase was largely due to lower production levels during the second quarter of 2001 in response to lower than anticipated sales and higher than expected inventory levels. The Company will continue to focus on reducing inventory levels during the second half of 2001.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses for the three months ended June 30, 2001 were $1.4 million, representing an increase of $112,000 or 9% in comparison to $1.3 million for the comparable 2000 quarter. A majority of the increase in SG&A expenses was due to additional marketing and promotional costs as well as recruiting costs associated with hiring a Vice President of Sales.

Research and Development Expenses. Research and development ("R&D") expenses for the three months ended June 30, 2001 were $631,000, representing a decrease of $106,000 or 14% in comparison to $737,000 for the comparable 2000 quarter. The decrease in R&D expenses was the result of a reduction in amortization costs related to patents as well as a reduction in personnel costs.

Other Income. Other income for the three months ended June 30, 2001 was $71,000, representing a decrease of $72,000 or 50% in comparison to $143,000 for the comparable 2000 quarter. The decrease was due to a reduction in interest income on lower levels of cash and investments during the second quarter of 2001 as compared to the comparable 2000 quarter.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000:

Revenue. Revenue for the six months ended June 30, 2001 was flat at $13.3 million as compared with the first six months of 2000. Revenue in 2001 was impacted by a reduction in sales to a major quick service restaurant customer due to a softness in the customer's same store sales during the first quarter. Sales to this customer increased during the second quarter of 2001.

Cost of Revenue. Cost of revenue for the six months ended June 30, 2001 was $10.4 million, representing an increase of $1.3 million or 14% in comparison to $9.2 million for the comparable 2000 period. Cost of revenue as a percentage of revenue increased to 79% in 2001 as compared to 69% for the 2000 period. This increase was principally due to a reduction in production levels during the first six months of 2001 in response to lower than anticipated sales and higher than expected inventory levels. The Company will continue to focus on reducing inventory levels during the second half of 2001.

Selling, General and Administrative Expenses. SG&A expenses for the six months ended June 30, 2001 were $2.5 million, representing a decrease of $423,000 or 14% in comparison to $2.9 million for the comparable 2000 period. A majority of the decrease in SG&A expenses related to a charge of $350,000 recorded in the first quarter of 2000 for severance costs associated with the departure of its former Chief Executive Officer.

Research and Development Expenses. R&D expenses for the six months ended June 30, 2001 were $1.4 million, representing a decrease of approximately $136,000 or 9% in comparison to $1.5 million for the comparable 2000 period. The decrease in R&D expenses was the result of a reduction in amortization costs related to patents as well as a reduction in personnel costs.

Restructuring Costs. The results for the six months ended June 30, 2000 reflect a restructuring charge of $300,000 related to the decision to consolidate the Company's starch-based operations and relocate Stabilized Products, Inc., the assets of which were acquired by the Company in June 1999, to its Galesburg, Illinois production facility.

Other Income. Other income for the six months ended June 30, 2001 was $193,000, representing a decrease of $90,000 or 32% in comparison to $283,000 for the comparable 2000 period. The decrease was due to a reduction in interest income on lower levels of cash and investments during 2001 as compared to the first six months of 2000.

LIQUIDITY AND CAPITAL RESOURCES:

At June 30, 2001, the Company had $7.3 million in cash and short term investments and $15.8 million of working capital. For the first six months of 2001, the Company used approximately $1.0 million to fund operations as compared with the same period in 2000 when the Company realized positive cash from operations of approximately $153,000.

Capital expenditures were $2.2 million and $568,000 for the six months ended June 30, 2001 and 2000, respectively. The majority of the increase in capital expenditures in 2001 is a result of expanding the Company's Cambridge, Minnesota oat fiber production facility to meet anticipated future growth. The projected cost of the expansion is approximately $3.6 million of which $3.0 million has been funded out of internal funds through June 30, 2001. The anticipated completion date of the project is September 2001.

The Company's various debt agreements contain covenants that restrict the Company's ability to participate in merger discussions, pay dividends, limit annual capital expenditures, invest in certain types of securities and obtain additional debt financing without bank approval. The Company was in compliance with respect to all covenants and restrictions in its loan agreements at June 30, 2001.

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

PART I ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
---------------------------------------------------------

In January 1997, the Securities and Exchange Commission issued Financial Reporting Release No. 48, which expands the disclosure requirements for certain derivatives and other financial instruments. The Company does not utilize derivative financial instruments. The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, trade receivables and trade payables approximate fair value at June 30, 2001 due to the short maturities of these instruments.

OPTA FOOD INGREDIENTS, INC.

PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

Items 1, 2, 3, 5 and 6(b) - Not Applicable.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   (a) The Annual Meeting of Stockholders of Opta Food Ingredients, Inc. was held on Tuesday, May 22, 2001.

   (b) The following individuals were elected to the Board of Directors for a term expiring in 2002:


                                 Shares voted in favor   Votes withheld
                                 ---------------------   --------------
       William P. Carmichael           9,896,663             114,401
       A. S. Clausi                    9,890,563             120,501
       Harry Fields                    9,895,563             115,501
       Glynn C. Morris                 9,896,663             114,401
       Arthur J. McEvily, Ph.D.        8,855,663           1,155,401
       Olivier Suquet                  9,896,019             115,045

       There were no broker non-votes.


(b) The stockholders approved the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for fiscal year 2001 by a vote of 9,994,314 shares for, 8,550 shares against and 8,200 shares abstaining, with no broker non-votes.

OPTA FOOD INGREDIENTS, INC.

PART II - OTHER INFORMATION
--------------------------------------------------------------------------------


ITEM 6 (A)    EXHIBITS

(11) Basic and diluted net income (loss) per share computation (in thousands, except per share data):

                                                 FOR THE THREE MONTHS ENDED              FOR THE SIX MONTHS ENDED
                                                           JUNE 30,                              JUNE 30,
                                             -----------------------------------     ---------------------------------
                                                   2001                2000               2001               2000
                                             ---------------     ---------------     --------------     --------------
Net income (loss)                                    ($  312)            $   239            ($  811)           ($  324)
                                             ===============     ===============     ==============     ==============

Weighted average shares outstanding - basic           10,797              10,780             10,792             10,841
                                             ===============     ===============     ==============     ==============

Weighted average shares outstanding - diluted         10,797              10,812             10,792             10,841
                                             ===============     ===============     ==============     ==============

Basic net income (loss) per share                    ($  .03)            $   .02            ($  .08)           ($  .03)
                                             ===============     ===============     ==============     ==============

Diluted net income (loss) per share                  ($  .03)            $   .02            ($  .08)           ($  .03)
                                             ===============     ===============     ==============     ==============


For the three months ended June 30, 2000, diluted net income (loss) per share is determined by dividing the net income by the weighted average shares outstanding including common stock equivalents of 31,581 shares which represent employee stock options. For the three and six months ended June 30, 2001 as well as the six months ended June 30, 2000, all common stock equivalents have been excluded from weighted average shares outstanding for calculating diluted net income
(loss) per share because such equivalents are anti-dilutive.

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



                                 Opta Food Ingredients, Inc.
                                 ---------------------------
                                        (Registrant)



DATE: August 10, 2001            BY: /s/ Arthur J. McEvily, Ph.D.
                                     ----------------------------
                                    Arthur J. McEvily, Ph.D.
                                    President and   Chief Executive Officer
                                    (principal executive officer)



DATE: August 10, 2001            BY: /s/ Scott A. Kumf
                                     -----------------
                                    Scott A. Kumf
                                    Chief Operating Officer,
                                    Chief Financial Officer and Treasurer
                                    (principal financial and accounting officer)