Form 10-Q
period 2001-09-30
OPTA FOOD INGREDIENTS INC /DE
filed 2001-11-14
CIK 883326

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the Quarter Ended September 30, 2001

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

                                 YES |X| NO |_|

As of November 9, 2001, the registrant had 10,824,613 shares of common stock outstanding.

Opta Food Ingredients, Inc.
Form 10-Q
--------------------------------------------------------------------------------

                        Quarter Ended September 30, 2001
                                Table of Contents

                                                                         Page
                                                                        Number
                                                                        ------

Part I - Financial Information

Item 1 - Financial Statements

   Consolidated Balance Sheet
     September 30, 2001 and December 31, 2000                              3
   Consolidated Statement of Operations for the
     Three and Nine Months Ended September 30, 2001 and 2000               4
   Consolidated Statement of Cash Flows for the
     Nine Months Ended September 30, 2001 and 2000                         5
   Notes to Consolidated Financial Statements                              6

Item 2 - Management's Discussion and Analysis of
   Financial Condition and Results of Operations                           9

Item 3 - Quantitative and Qualitative Disclosures about                   12
   Market Risk

Part II - Other Information

   Item 1 through Item 6                                                  13

   Signatures                                                             14

Opta Food Ingredients, Inc.
Consolidated Balance Sheet (in thousands)
--------------------------------------------------------------------------------
(Unaudited)

                                           September 30,      December 31,
                                               2001               2000
                                           --------------    ---------------

ASSETS

Current assets:
  Cash and cash equivalents                   $  4,835          $  6,807
  Short term investments                         1,752             3,611
  Accounts receivable, net                       3,512             3,781
  Inventories, net (Note 3)                      6,322             6,354
  Prepaid expenses and other current assets        418               451
                                              --------          --------

    Total current assets                        16,839            21,004

Fixed assets, net                               23,904            22,942
Goodwill, net                                    1,264             1,386
Patents and trademarks, net                        360               413
Other assets                                       188               623
                                              --------          --------

                                              $ 42,555          $ 46,368
                                              ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long term debt           $    412          $    500
  Accounts payable                               1,084             1,997
  Accrued expenses                                 887             1,289
                                              --------          --------

    Total current liabilities                    2,383             3,786

Long term debt                                   1,810             2,098

Stockholders' equity:
  Common stock                                     112               112
  Additional paid-in capital                    79,915            79,885
  Treasury stock, at cost                       (1,115)           (1,115)
  Accumulated other comprehensive loss             (97)              (37)
  Accumulated deficit                          (40,453)          (38,361)
                                              --------          --------
    Total stockholders' equity                  38,362            40,484
                                              --------          --------

                                              $ 42,555          $ 46,368
                                              ========          ========

         The accompanying notes are an integral part of the consolidated financial statements.

Opta Food Ingredients, Inc.
Consolidated Statement of Operations (in thousands, except per share data)
--------------------------------------------------------------------------------
(Unaudited)

                                           For the three months        For the nine months
                                            ended September 30,        ended September 30,
                                        --------------------------  ------------------------
                                            2001          2000          2001         2000
                                        -----------   ------------  -----------  -----------
Product revenue                             $ 5,829        $ 6,539      $19,133      $19,811

Cost and expenses:
  Cost of revenue                             5,289          4,535       15,738       13,696
  Selling, general and administrative         1,222          1,143        3,728        4,072
  Research and development                      680            776        2,033        2,265
  Restructuring costs (Note 4)                   --             --           --          300
                                        -----------   ------------  -----------  -----------
                                              7,191          6,454       21,499       20,333
                                        -----------   ------------  -----------  -----------

Income (loss) from operations                (1,362)            85       (2,366)        (522)

Other income (expense):
  Interest income                                84            177          345          527
  Interest expense                              (43)           (62)        (136)        (183)
  Other income, net                              40             17           65           71
                                        -----------   ------------  -----------  -----------
                                                 81            132          274          415
                                        -----------   ------------  -----------  -----------

Net income (loss)                          ($ 1,281)       $   217     ($ 2,092)    ($   107)
                                        ===========   ============  ===========  ===========

Basic net income (loss) per share
  (Note 5)                                 ($   .12)       $   .02     ($   .19)    ($   .01)
                                        ===========   ============  ===========  ===========

Diluted net income (loss) per share
  (Note 5)                                 ($   .12)       $   .02     ($   .19)    ($   .01)
                                        ===========   ============  ===========  ===========

Weighted average shares outstanding -
  basic                                      10,825         10,752       10,803       10,811
                                        ===========   ============  ===========  ===========

Weighted average shares outstanding -
  diluted                                    10,825         10,784       10,803       10,811
                                        ===========   ============  ===========  ===========

         The accompanying notes are an integral part of the consolidated financial statements.

Opta Food Ingredients, Inc.
Consolidated Statement of Cash Flows (in thousands)
--------------------------------------------------------------------------------
(Unaudited)

                                                    For the nine months ended
                                                          September 30,
                                                 ---------------------------------
                                                     2001               2000
                                                 -------------     ---------------
Cash flows from operating activities:
  Net loss                                            ($ 2,092)          ($    107)
  Adjustments to reconcile net loss to cash
    used in operating activities:
  Depreciation and amortization                          2,259               2,349
  Change in assets and liabilities:
    (Increase) decrease in accounts receivable, net        218                (323)
    (Increase) decrease in inventories, net                 30              (1,065)
    Decrease in other current assets                        33                 149
    Decrease in accounts payable                          (880)               (793)
    Decrease in accrued expenses                          (400)                 (1)
                                                 -------------     ---------------
  Total adjustments                                      1,260                 316
                                                 -------------     ---------------

Net cash provided by (used in) operating
  activities                                              (832)                209

Cash flows from investing activities:
  Purchase of short term investments                    (2,222)            (11,077)
  Maturity of short term investments                     4,081              18,804
  Purchase of fixed assets                              (3,016)               (771)
  Increase in patents and trademarks                       (62)                (53)
  (Increase) decrease in other assets                      435                (127)
                                                 -------------     ---------------

Net cash provided by (used in) investing
  activities                                              (784)              6,776

Cash flows from financing activities:
  Proceeds from issuance of common stock                    30                   1
  Purchase of treasury stock                                --                (671)
  Principal payments on long term debt                    (376)               (398)
                                                 -------------     ---------------

Net cash used in financing activities                     (346)             (1,068)
                                                 -------------     ---------------

Effect of changes in exchange rates on cash                (10)                 --

Net increase (decrease) in cash and cash
  equivalents                                           (1,972)              5,917
Cash and cash equivalents at beginning of period         6,807               2,578
                                                 -------------     ---------------
Cash and cash equivalents at end of period             $ 4,835            $  8,495
                                                 =============     ===============

         The accompanying notes are an integral part of the consolidated financial statements.

Opta Food Ingredients, Inc.
Notes to Unaudited Consolidated Financial Statements
--------------------------------------------------------------------------------

1.    Basis of Presentation

      The unaudited consolidated financial statements of Opta Food Ingredients, Inc. (the "Company") include, in the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair statement of the Company's financial position at September 30, 2001 and December 31, 2000 and the results of operations for the three and nine months ended September 30, 2001 and 2000. All material intercompany transactions and balances have been eliminated. The results of operations are not necessarily indicative of results for a full year.

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

2.    Recent Pronouncements

      In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only, eliminating the pooling-of-interests method and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization, which is replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company as required, on January 1, 2002. The Company is currently assessing but has not yet determined the impact of SFAS No. 141 and SFAS No. 142 on its financial position and results of operations.

      In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed of ." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, on January 1, 2002. Management is currently assessing but has not yet determined the impact of SFAS 144 will have on its financial position and results of operations.

Opta Food Ingredients, Inc.
Notes to Unaudited Financial Statements (Continued)
--------------------------------------------------------------------------------


3.    Inventories, Net

      Inventories consist of the following (in thousands):

                                        September 30,        December 31,
                                             2001                2000
                                       ---------------      --------------
      Raw materials                           $   845             $ 1,121
      Finished goods                            5,477               5,233
                                       ---------------      --------------
                                              $ 6,322             $ 6,354
                                       ===============      ==============

      Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method. Inventories are reflected net of reserves of $743,000 at September 30, 2001 and $250,000 at December 31, 2000. The reserves at September 30, 2001 include a one-time charge of $713,000 in the third quarter of 2001 related to the write-off of inventory that no longer meets the Company's quality specifications. The Company has disposed of a portion of this inventory as of September 30, 2001 and is planning to dispose of the remaining inventory during the fourth quarter of 2001.

4.    Restructuring Costs

      The results for the nine months ended September 30, 2000 reflect a restructuring charge of $300,000 related to the decision to consolidate the Company's starch-based operations and relocate Stabilized Products, Inc., the assets of which were acquired by the Company in June 1999, to its Galesburg, Illinois production facility. The accrual for the restructuring charge was fully utilized by December 31, 2000.

5.    Net Income (Loss) Per Share

      Basic net income (loss) per share is determined by dividing the net income
      (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share for the three months ended September 30, 2000 is determined by dividing the net income by the weighted average shares outstanding including common stock equivalents. For the three and nine months ended September 30, 2001 as well as the nine months ended September 30, 2000, all common stock equivalents have been excluded from weighted average shares outstanding for the purpose of calculating diluted net income (loss) per share because such equivalents are anti-dilutive.

6.    Stock Repurchase Plan

      In April 1999, the Company's Board of Directors approved a stock repurchase plan under which the Company is authorized to purchase shares of its own common stock subject to certain business and market restrictions. During the nine months ended September 30, 2000, the Company purchased 266,150 shares of its common stock at an aggregate cost of $671,000, which was recorded as treasury stock.

Opta Food Ingredients, Inc.
Notes to Unaudited Financial Statements (Continued)
--------------------------------------------------------------------------------

7.    Comprehensive Loss

      For the nine months ended September 30, 2001, the Company's comprehensive loss was $2,152,000 which was comprised of the net loss of $2,092,000 and a loss on foreign currency translation adjustment of $60,000 as compared to the same period in 2000 in which the Company's comprehensive loss was equal to the net loss.

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

The following Management's Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements that are based on current expectations, estimates and projections. Such forward-looking statements reflect management's good-faith evaluation of information currently available. However, because such statements are based upon, and therefore can be influenced by, a number of external variables over which management has no, or incomplete, control, they are not, and should not be read as being guarantees of future performance or of actual future results; nor will they necessarily prove to be accurate indications of the times at or by which any such performance or result will be achieved. Accordingly, actual outcomes and results may differ materially from those expressed in such forward-looking statements. The Company does not intend to update any such forward-looking statements. Factors which could cause actual results to differ from these expectations include sales to a small number of food and food service companies; the size and timing of significant orders, as well as deferral of orders, over which the Company has no control; the extended product testing cycles of the Company's potential customers; the variation in the Company's sales cycles from customer to customer; increased competition posed by food ingredient manufacturers; changes in pricing policies by the Company and its competitors; the adequacy of existing, or the need to secure or build additional manufacturing capacity in order to meet the demand for the Company's products; the Company's success in expanding its sales and marketing programs; its ability to successfully enter new markets and its ability to gain increased market acceptance for its existing product lines; the Company's ability to timely develop and successfully introduce new products in its pipeline at acceptable costs; the ability to scale up and successfully produce its products; the potential for significant quarterly variations in the mix of sales among the Company's products; the gain or loss of significant customers; shortages in the availability of raw materials from the Company's suppliers; the impact of new government regulations on food products; the challenges of integrating the operations of acquired businesses; and general economic conditions. Factors that could cause or contribute to such differences include the factors discussed in the section titled "Business" under the caption "Cautionary Statement Regarding Forward-Looking Statements" as well as other risk factors as described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Opta Food Ingredients, Inc.
Management's Discussion and Analysis of Financial Condition and
Results of Operations
--------------------------------------------------------------------------------

Results of operations for the three months ended September 30, 2001 and 2000:

Revenue. Revenue for the three months ended September 30, 2001 was $5.8 million, representing a decrease of $710,000 or 11% in comparison to $6.5 million for the comparable 2000 quarter. The decrease in third quarter revenue was primarily attributable to a decrease in sales to suppliers for a major quick-service restaurant customer.

Cost of revenue. Cost of revenue for the three months ended September 30, 2001 was $5.3 million, representing an increase of $754,000 or 17% in comparison to $4.5 million for the comparable 2000 quarter. Cost of revenue for the third quarter of 2001 included a one-time charge of $713,000 related to the write-off of inventory that no longer meets the Company's quality specifications. Without the inventory charge, cost of revenue as a percentage of revenue increased to 78% for the third quarter of 2001 as compared to 69% in the third quarter of 2000. This increase was largely due to lower production levels during the third quarter of 2001 in response to lower than anticipated sales and higher than expected inventory levels. The Company will continue to focus on reducing inventory levels during the remainder of 2001.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses for the three months ended September 30, 2001 were $1.2 million, representing an increase of $79,000 or 7% in comparison to $1.1 million for the comparable 2000 quarter. The increase in SG&A expenses was due to an increase in personnel and related costs, travel and additional marketing and promotional expenses.

Research and Development Expenses. Research and development ("R&D") expenses for the three months ended September 30, 2001 were $680,000, representing a decrease of $96,000 or 12% in comparison to $776,000 for the comparable 2000 quarter. A majority of the decrease in R&D expenses was the result of a reduction in amortization costs related to patents as well as a reduction in personnel costs.

Other Income. Other income for the three months ended September 30, 2001 was $81,000, representing a decrease of $51,000 or 39% in comparison to $132,000 for the comparable 2000 quarter. The decrease was due to a reduction in interest income on lower levels of cash and investments during the third quarter of 2001 as compared to the comparable 2000 quarter.

Results of operations for the nine months ended September 30, 2001 and 2000:

Revenue. Revenue for the nine months ended September 30, 2001 was $19.1 million, representing a decrease of $678,000 or 3% in comparison to $19.8 million for the first nine months of 2000. A majority of the revenue decrease in 2001 was attributable to decreased demand for the Company's products by a major quick-service restaurant as well as lower sales to two other major customers.

Cost of Revenue. Cost of revenue for the nine months ended September 30, 2001 was $15.7 million, representing an increase of $2.0 million or 15% in comparison to $13.7 million for the comparable 2000 period. Cost of revenue for the first nine months of 2001 included a one-time charge of $713,000 related to the write-off of inventory in the third quarter that no longer meets the Company's quality specifications. Without the inventory charge, cost of revenue as a percentage of revenue increased to 78% in 2001 as compared to 69% for the 2000 period. This increase was principally due to a reduction in production levels during the first nine months of 2001 in response to lower than anticipated sales and higher than expected inventory levels. The Company will continue to focus on reducing inventory levels during the remainder of 2001.

Selling, General and Administrative Expenses. SG&A expenses for the nine months ended September 30, 2001 were $3.7 million, representing a decrease of $344,000 or 8% in comparison to $4.1 million for the comparable 2000 period. A majority of the decrease in SG&A expenses related to a charge of $350,000 recorded in the first quarter of 2000 for severance costs associated with the departure of the Company's former Chief Executive Officer.

Research and Development Expenses. R&D expenses for the nine months ended September 30, 2001 were $2.0 million, representing a decrease of approximately $232,000 or 10% in comparison to $2.3 million for the comparable 2000 period. The decrease in R&D expenses was the result of a reduction in amortization costs related to patents as well as a reduction in personnel costs.

Restructuring Costs. The results for the nine months ended September 30, 2000 reflect a restructuring charge of $300,000 related to the decision to consolidate the Company's starch-based operations and relocate Stabilized Products, Inc., the assets of which were acquired by the Company in June 1999, to its Galesburg, Illinois production facility.

Other Income. Other income for the nine months ended September 30, 2001 was $274,000, representing a decrease of $141,000 or 34% in comparison to $415,000 for the comparable 2000 period. The decrease was due to a reduction in interest income on lower levels of cash and investments during 2001 as compared to the first nine months of 2000.

Liquidity and Capital Resources:

At September 30, 2001, the Company had $6.6 million in cash and short term investments and $14.5 million of working capital. For the first nine months of 2001, the Company used approximately $832,000 to fund operations as compared with the same period in 2000 when the Company realized positive cash from operations of approximately $209,000.

Capital expenditures were $3.0 million and $771,000 for the nine months ended September 30, 2001 and 2000, respectively. The majority of the increase in capital expenditures in 2001 is a result of expanding the Company's Cambridge, Minnesota oat fiber production facility to meet anticipated future growth. The projected cost of the expansion is approximately $3.7 million of which $3.6 million has been funded out of internal funds. The project is scheduled to be completed by the end of this year.

The Company's various debt agreements contain covenants that restrict the Company's ability to participate in merger discussions, pay dividends, limit annual capital expenditures, invest in certain types of securities and obtain additional debt financing without bank approval. The Company was in compliance with respect to all covenants and restrictions in its loan agreements at September 30, 2001.

The Company believes that its existing cash and cash equivalents, short term investments, long and short term debt and product sales will be adequate to fund potential future losses as well as its planned operations, capital requirements and expansion needs through 2002. However, the Company may require additional capital in the long term, which it may seek through equity or debt financing, equipment lease financing or funds from other sources. No assurance can be given that these funds will be available to the Company on acceptable terms, if at all. In addition, because of the Company's need for funds to support future operations, it may seek to obtain capital when conditions are favorable, even if it does not have an immediate need for additional capital at such time.

Part I Item 3

Quantitative and Qualitative Disclosures about Market Risk

In January 1997, the Securities and Exchange Commission issued Financial Reporting Release No. 48, which expands the disclosure requirements for certain derivatives and other financial instruments. The Company does not utilize derivative financial instruments. The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, trade receivables and trade payables approximate fair value at September 30, 2001 due to the short maturities of these instruments.

Opta Food Ingredients, Inc.
Part II - Other Information
--------------------------------------------------------------------------------

Items 1, 2, 3, 4, 5 and 6(b) - Not Applicable.

Item 6 (a) Exhibits

(11) Basic and diluted net income (loss) per share computation (in thousands, except per share data):

                                              For the three months       For the nine months
                                              ended September 30,        ended September 30,
                                            -------------------------  ------------------------
                                               2001         2000          2001         2000
                                            -----------  ------------  -----------  -----------
Net income (loss)                              ($ 1,281)      $   217     ($ 2,092)    ($   107)
                                            ===========  ============  ===========  ===========

Weighted average shares outstanding -
  basic                                          10,825        10,752       10,803       10,811
                                            ===========  ============  ===========  ===========

Weighted average shares outstanding -
  diluted                                        10,825        10,784       10,803       10,811
                                            ===========  ============  ===========  ===========

Basic net income (loss) per share                 ($.12)         $.02        ($.19)       ($.01)
                                            ===========  ============  ===========  ===========

Diluted net income (loss) per share               ($.12)         $.02        ($.19)       ($.01)
                                            ===========  ============  ===========  ===========

For the three months ended September 30, 2000, diluted net income (loss) per share is determined by dividing the net income (loss) by the weighted average shares outstanding including common stock equivalents of 32,230 shares, which represent employee stock options. For the three and nine months ended September 30, 2001 and the nine months ended September 30, 2000, all common stock equivalents have been excluded from weighted average shares outstanding for calculating diluted net income (loss) per share because such equivalents are anti-dilutive.

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


                                        Opta Food Ingredients, Inc.
                                        ---------------------------
                                            (Registrant)


DATE: November 13, 2001                 BY: /s/ Arthur J. McEvily, Ph.D.
                                           ----------------------------------
                                           Arthur J. McEvily, Ph.D.
                                           President and Chief Executive Officer
                                           (principal executive officer)


DATE: November 13, 2001                 BY: /s/ Scott A. Kumf
                                           ----------------------------
                                           Scott A. Kumf
                                           Chief Financial Officer and Treasurer
                                           (principal financial officer)