Form 10-K405
period 2001-12-31
OPTA FOOD INGREDIENTS INC /DE
filed 2002-03-26
CIK 883326

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2001

                                       or
[_] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
    For the transition period from ________ to _________.

                         Commission File Number 0-19811
                                                -------

                           OPTA FOOD INGREDIENTS, INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                   04-3117634
    -----------------------------------              --------------------------
      (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                    Identification No.)

             25 Wiggins Avenue
           Bedford, Massachusetts                               01730
    -----------------------------------              --------------------------
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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X     No _____
                                             ---

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value, based upon the closing sale price of the shares as reported by the Nasdaq National Market, of voting stock held by non-affiliates (without admitting that any person whose shares are not included in such calculation is an affiliate) at March 20, 2002 was $9,662,629.

    As of March 20, 2002, 10,856,873 shares of the registrant's Common Stock, $.01 par value per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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


Item 1. Business
----------------

GENERAL
-------

         Opta Food Ingredients, Inc. (referred to herein as the "Company" or "Opta") was incorporated in Delaware on April 23, 1991 and its executive offices are located at 25 Wiggins Avenue, Bedford, Massachusetts 01730. The Company's telephone number is (781) 276-5100 and its fax number is (781) 276-5101. Opta, CrystaLean, EverFresh, OptaFil, OptaGlaze, OptaGrade, Optex, OptaMax, Canadian Harvest and Snowite are registered trademarks of the Company.

         Opta is a leading innovator, manufacturer and marketer of proprietary food products worldwide to food processors who focus on the dairy, dressings and sauces, cereals, meat and baked goods industries. Opta develops innovative texturizing agents such as gelling agents, thickeners, stabilizers, fat replacers, bulking agents, and others that solve specific customer problems. Opta applies advanced enzymology, protein and carbohydrate chemistries to develop innovative food ingredient products such as fat replacers, bulking agents and other texturizing agents that solve specific customer problems. Opta creates its products through the modification of inexpensive, readily available raw materials to produce food ingredients that it considers to be Generally Recognized As Safe ("GRAS") under current U.S. Food and Drug Administration ("FDA") regulations. At December 31, 2001, Opta's products are being used by over 350 customers worldwide including 12 of the largest U.S. consumer packaged food companies and 3 of the world's largest quick service restaurant chains.


INDUSTRY BACKGROUND AND MARKET OPPORTUNITY
------------------------------------------

         Over the past few years, the food industry has experienced an unprecedented period of significant, fundamental change worldwide. The pace of change is accelerating and impacts every aspect of the food business. Key sectors of the industry are consolidating through mergers and acquisitions. 2001 was another significant year for food company mergers. Driving forces within the industry have shifted away from the manufacturer to the retailer and, ultimately, to the consumer. Food safety remains the number one concern of consumers. Public sector regulatory agencies as well as private sector consumer associations are becoming more vigilant. Consumer education, labeling requirements, and a high level of popular interest in extending and improving the quality of life have greatly increased consumer awareness of food and its role in promoting and maintaining a healthy lifestyle. Since the mid 1990's, consumer spending on food prepared outside the home has continued to increase and has exceeded consumer spending on food prepared at home. Consumers are demanding foods that are safe, convenient, nutritious, healthful, readily available, competitively priced and that taste great. Food processors are under tremendous pressure to remove undesirable components such as fat and sugar or unwanted additives from foods through reformulation of their products. This trend has now gone a step further. Not only are undesired components being formulated out, but ingredients with purported health benefits are being incorporated into a growing number of everyday foods.

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

         Opta's strategy is to capture the opportunity represented by this "technology gap" by utilizing its proprietary technologies, know-how and experience to create healthy, safe, inexpensive food ingredients with taste and textural qualities that appeal to consumers. Opta is a customer driven, flexible, responsive food ingredient supplier to consumer food and foodservice companies with particular emphasis on the dairy, dressings and sauces, baked goods, cereals and meat segments of the market. Opta's core expertise in the development, modification and maintenance of specific food textures coupled with the Company's capabilities in new ingredient development and commercialization has enabled the Company to create a portfolio of highly functional, innovative, GRAS food ingredients. Opta's portfolio includes ingredients that have achieved industry recognition and commercial use as texturizers as well as agents that function as stabilizers, bulking agents, thickeners, gelling agents and extenders in a wide variety of food applications.

         According to industry sources, the worldwide market for high value-added food ingredients is approximately $20 billion per year. Opta's primary target market of North America accounts for nearly 1/3 of this total. The Company's products compete functionally within broad categories of the food ingredients industry, including but not limited to, hydrocolloids, fibers, fat replacers, emulsifiers and proteins. The Company estimates that the value of the ingredients with which Opta directly competes is between $500 and $800 million in North America. Dairy, dressings and sauces, baked goods, cereals and meat applications account for a significant portion of this total opportunity; therefore, Opta has focused its sales and marketing efforts, as well as its technical efforts, primarily on these five segments of the domestic market.


OPTA'S STRATEGY
---------------

         The Company works closely with consumer food and foodservice companies to identify product formulation, cost and/or productivity issues and develop solutions to these problems based on proprietary, value-added, highly functional food ingredients and ingredient systems. Core elements of the Company's strategy include:

         Solving Customer Problems Through Innovation. Opta's primary focus is on solving its customers' problems rapidly through innovation rather than through the traditional approach of selling basic raw materials or products derived through chemical syntheses. The Company works closely with its customers to identify each of their specific needs, establish probable solutions, develop prototype food ingredients or formulations and to develop finished products that meet or exceed the required sensory, functional, physical and nutritional parameters. Also, the finished food containing Opta's product should fit the customer's manufacturing processes in a cost-effective manner. Opta differentiates itself from its competitors by not being dependent upon any one raw material or a single type of technology. This provides Opta with the flexibility to take whatever approach is most appropriate to solve the customer problem at hand.

         Opta makes a significant investment in establishing long term customer/supplier relationships with all of its key current and prospective accounts. This investment includes an outstanding level of service at all phases of the customer's product development effort, from small scale formulation work and analytical support through full commercial scale processing in the customer's manufacturing facilities. The return on this investment is chiefly captured via ingredient sales, but this approach has other intangible benefits for the Company including long-term customer relationships and a high degree of credibility in the marketplace.

         Focusing on Technology Platforms as Sources of Innovation. The Company intends to continue leveraging the expertise and knowledge base that it has developed since its inception to further the development of families of related, highly functional, value-added food ingredients. In order to best exploit both internal and external resources, the Company has organized its product portfolio and is continuing new product development efforts on the basis of two main technology platforms: fiber-based texturizing agents and ingredient systems. These technology platforms serve as an organizing principle around which new learning can be captured, intellectual property can be expanded, new products and applications can be developed, and existing products can be effectively supported. These platforms have enabled the development of the Company's current proprietary products and will serve as a solid base for the addition of future ingredients with physical properties and functionality targeted to specific end uses and the solution of specific customer problems.

         Opta believes that the technology platform approach permits it to solve multiple customer and industry problems without requiring a separate investment for each solution while retaining the flexibility to customize solutions for a wider variety of problems. The Company also believes that future growth will be derived from licensing or acquisition of complementary product lines and technologies to which Opta is confident that it can add value and generate incremental revenue growth.

         Employing Sophisticated Science and Practical Food Industry Experience to Develop GRAS Food Ingredients. The Company relies upon its ability to combine technological advances with practical food industry experience to solve highly complex and specific food formulation problems presented by its customers. Opta's manufacturing processes modify inexpensive raw materials to produce value-added, food ingredients that meet the requirements for GRAS status and that permit customers to have consumer-friendly labels which may enable all-natural or other claims for their products.

         Utilizing a Technically Sophisticated Customer Account Team. Opta believes the most effective way to solve a customer's problem is to gain a thorough understanding of each customer at all levels, build solid working relationships throughout the customer's organization, be knowledgeable of the market segment in which the customer competes, and have a detailed technical understanding of the customer's problem as well as their preferred solution. The Company takes a multidisciplinary approach in order to achieve this level of customer understanding and level of service. Members of Opta's direct sales force are teamed up with the appropriate technical personnel to work as "consultants" in defining and developing a range of potential solutions to their formulation and product development problems. Through a collaborative process between Opta and the customer, the solution is refined and ultimately delivered according to the customer's specifications. In all cases, Opta's strategy is to provide outstanding service and responsiveness, which the Company believes, will lead to additional opportunities with existing and prospective customers.

PRODUCTS
--------

         Opta has organized its product portfolio on the basis of two main technology platforms: fiber-based texturizers which include Canadian Harvest(TM) Oat Fibers and Stabilized Bran products, and Opta Ingredient Systems(TM) which include OptaGrade(R), OptaMist(R), OptaFil(R), CrystaLean(R), OptaMax(R), Shimizu Konjac Flour, Blanver's Best microcrystalline cellulose (MCC) and other proprietary stabilizer blends

         In addition to helping food manufacturers improve the healthfulness of their food products, Opta's family of texturizing ingredients can improve the overall quality of food products, reduce formulation costs and meet specific processing requirements. The Company believes that all of its products are GRAS under current FDA regulations.

Fiber-Based Products
--------------------

Canadian Harvest

         On December 31, 1999, Opta acquired substantially all of the assets of Canadian Harvest, located in Cambridge, Minnesota, and all of the outstanding shares of common stock of Canadian Harvest Process, Ltd., located in St. Thomas, Ontario, Canada for $12 million in cash, with an additional $1.6 million paid for net working capital. Canadian Harvest has a product line which includes oat fibers as well as a line of stabilized bran products used in breads, cereals and various other applications. All of Opta's oat fiber and stabilized bran products have been repositioned under the Canadian Harvest trade name.

         Canadian Harvest Oat Fibers are a family of insoluble fiber products derived from oat hulls. The Company's Oat Fibers are used commercially to increase yield and enhance texture in ground meat products, to add strength and reduce breakage of taco shells and ice cream cones, and to enhance texture and increase the fiber content of cereals, breads, cookies and crackers. Opta also offers Canadian Harvest Stabilized Brans derived from oat, wheat and corn, as well as wheat germ. The Stabilized Brans are heat-treated to extend shelf life and ground to meet customer needs for appropriate particle size.

Opta Ingredient Systems
-----------------------

         Opta Ingredient Systems are proprietary blends of texturizing agents and other ingredients that are primarily developed and sold for use in the dairy, salad dressing, and soy-based product categories. Many of the Ingredient Systems contain one of Opta's unique and proprietary starch-based texturizers which are described below.

OptaGrade

         OptaGrade is a natural, starch-based texturizing agent that is used commercially in a variety of dairy products including natural, imitation and processed cheeses, sour cream, cream cheese and cottage cheese. Fat free cheeses made with OptaGrade have shown superb meltability with none of the off-taste or rubbery texture found in most fat free and reduced fat cheeses. By using OptaGrade in cottage cheese, food manufacturers are able to reduce total formulation costs while delivering excellent taste, texture and appearance. OptaGrade is also used to improve the taste and texture of reduced fat and fat free cream cheeses. In sour cream, OptaGrade is used to create a smooth, creamy texture, and allows for a "cleaner" all natural ingredient label.

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

CrystaLean

         CrystaLean is an enzyme-resistant, starch-based bulking and texturizing agent designed to enhance texture and add fiber to food products including baked goods and extruded products such as cereals and snack foods. CrystaLean is being tested by a number of food companies for various applications and is being used commercially in a nutrition bar specifically marketed to diabetics as well as a nutritional beverage marketed to individuals with insulin resistance.

OptaMax

         OptaMax is a starch-based texturizing agent developed to increase yields and improve the texture of reduced fat natural cheese including Mozzarella, Cheddar, Colby, Monterey Jack and Feta. OptaMax is being used commercially in a reduced fat cheddar cheese.

Konjac Flour

         Under a distribution agreement with Shimizu International, Inc. of Japan, Opta is the exclusive North American distributor for konjac flour. A unique and very versatile texturizing agent obtained from the konjac plant commonly cultivated in East Asia, konjac flour provides excellent heat and freeze thaw stability when used to thicken or gel processed foods. The potential advantages and uses of konjac flour as a functional ingredient in food are just beginning to be realized by the North American food industry. In Asia, konjac flour is valued not only for its use as a food ingredient, but also for its beneficial role as a soluble fiber in the diet. For example, there are many published studies which demonstrate the ability of konjac flour to reduce serum cholesterol levels in humans. Konjac flour is currently being utilized in poultry, surimi and vegetarian burger applications.

Microcrystalline Cellulose (MCC)

         Under a distribution agreement with Blanver Farmoquimica, Ltda. of Brazil, Opta is the exclusive distributor for MCC in the United States. MCC, commonly known and labeled as cellulose gel, is a naturally derived stabilizer, texturizing agent and fat replacer. It is used extensively in reduced fat salad dressings, numerous dairy products including cheese, frozen desserts and whipped toppings and bakery products. MCC is currently being evaluated by a number of food companies for a variety of applications including reduced fat salad dressings and sauces.

         Opta's priorities are to expand sales efforts to increase market penetration of its core fiber-based and ingredient systems products in the categories currently being sold, as well as to extend their uses to other targeted product categories; to develop proprietary customized blends which utilize Opta's starch-based ingredients; and to continue the commercial development of MCC and konjac flour. There can be no assurance that the Company will be successful in fulfilling any or all of these priorities on a timely basis, or at all, or that, for various reasons including market conditions, available capital and management resources, the Company will be able to continue to pursue these priorities.


CUSTOMERS, SALES AND MARKETING
------------------------------

Customers

         At December 31, 2001, Opta's products are being used by over 350 customers worldwide including 12 of the largest U.S. consumer packaged food companies and 3 of the world's largest quick service restaurant chains. In the competitive consumer food and food service industries, product formulations are competitive assets, and, as a result, the Company's customers and prospective customers generally require Opta to retain their identity in strict confidence through the execution of confidentiality agreements.

         During 2001, 2000 and 1999, International Food Solutions ("IFS") accounted for $6.9 million, $7.9 million and $8.5 million or 28%, 31% and 44% of the Company's product sales, respectively. In addition, during 1999, $3.0 million of product sales were to a group of independent bakeries that supply a quick service restaurant chain. International sales were $3.3 million ($867,000 to Europe; $567,000 to the Middle East; $831,000 to Canada; $673,000 to Mexico; $155,000 to Asia and $239,000 to Pacific Rim); $3.1 million ($1.2 million to Europe; $701,000 to the Middle East; $609,000 to Canada; $262,000 to Asia and $388,000 to Pacific Rim); and $1.3 million ($512,000 to Europe and $258,000 to the Middle East; $189,000 to Canada; $30,000 to Asia and $291,000 to Latin America) for the years ended December 31, 2001, 2000, and 1999, respectively.

Sales and Marketing

         Utilizing a technically sophisticated customer account team, Opta believes that the most effective way to solve each customer's problem is to gain a thorough understanding of the customer at all levels, build solid working relationships throughout the customer's organization, be knowledgeable of the market segment in which the customer competes, and have a detailed technical understanding of the customer's problem as well as its preferred solution. The Company takes a multidisciplinary approach in order to achieve this level of customer understanding and service. Members of Opta's direct sales force are teamed up with the appropriate technical personnel to work as "consultants" in defining and developing a range of potential solutions to their formulation and product development problems. Through a collaborative process between Opta and the customer, the solution is refined and ultimately delivered to the customer's specifications. In all cases, Opta's strategy is to provide outstanding service and responsiveness, which the Company believes, will lead to additional opportunities with existing and prospective customers.


MANUFACTURING
-------------

         On December 31, 1999, Opta acquired substantially all of the assets of Canadian Harvest which included a 60,000 square foot oat fiber manufacturing facility in Cambridge, Minnesota and a 15,000 square foot bran processing facility in St. Thomas, Ontario, Canada.

         In October 2000, the Company initiated the expansion of the oat fiber production capacity of the Cambridge, Minnesota facility to produce Opta's oat fiber products. This expansion project is scheduled to be completed in March 2002 at an estimated capital cost of $3.7 million. The Company expanded its Opta Oat Fibers facility in Louisville, Kentucky in 1998 increasing the plant's capacity by 40% for Opta's oat fiber products. With the increase in production capacity due to the acquisition of Canadian Harvest and the expansion of both the Cambridge, Minnesota and Louisville, Kentucky production facilities, the Company expects to be able to meet customer demand over the next few years.

         The Company acquired a 35,000 square foot manufacturing facility in Galesburg, Illinois in 1996. The facility was renovated during 1997 and began production in 1998. In June 2000, the company relocated its Stabilized Products Division to its Galesburg, Illinois production facility. The Company anticipates that the facility will be able to produce all of its starch-based and stabilizer blend products to meet customer demand over the next few years. There can be no assurance that the demand for the Company's products will increase or remain at current levels to justify any such additional capacity, or that the Company's manufacturing capability will otherwise be sufficient to meet customer demands. The Company does not believe that there are any limitations on sources and availability of raw materials.


COMPETITION
-----------

         The food ingredients industry is intensely competitive. Competitors include major chemical companies with food ingredient divisions, other food ingredient companies, stabilizer companies and those consumer food companies that also engage in the development and sale of food ingredients. Many of these competitors have financial and technical resources as well as production and marketing capabilities that are substantially greater than those of the Company. In addition, many of the Company's competitors have experience that is significantly greater than that of the Company in the testing of new or improved products.

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

         The fiber segment of the texturizing agent market is large and competitive. With the acquisition of Canadian Harvest, the Company believes that it is the world's largest supplier of oat fiber to the food industry. Besides competing with other oat fiber companies, Opta competes directly and indirectly with producers of other types of fiber including soy, cellulose, wheat and sugar beet fibers. Opta believes that the Company will be able to use its technical expertise to develop uses of oat fiber to improve the texture of foods in a manner that offers certain functional advantages over competitive fiber products, but there can be no assurance that any such advantages will be realized.

         The Company believes that its success in competing with others will be based on retaining technical expertise, identifying customer needs for food ingredient solutions to solve food formulation problems and producing and commercially marketing these products.

PATENTS AND TRADE SECRETS
-------------------------

         The Company's policy is to protect its technology by, among other things, filing patent applications for technology relating to the development of its business in the U.S. and in selected foreign jurisdictions. The Company has 37 issued U.S. patents and 7 pending U.S. patent applications relating to products at various stages of technological development as well as 77 corresponding issued and/or pending foreign patent applications.

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

     Canadian Harvest Oat Fibers and Stabilized Brans, OptaGrade, OptaMist, OptaFil, CrystaLean and OptaMax are being marketed pursuant to GRAS self-affirmation. Opta believes that the other products for which it has retained commercial rights are GRAS. However, such status cannot be determined until actual formulations and uses are finalized. Thereafter, Opta will decide whether self-affirmation procedures or a GRAS petition will be appropriate. Certain of the Company's products may require a Food Additive Petition and in the event that one is required, the Company may elect to sell or license its rights to another party. There can be no assurance that the Company will be successful in bringing its products to market based on its determination that such products meet these criteria.

HUMAN RESOURCES
---------------

     At December 31, 2001, Opta employed 136 full-time employees. Many of the Company's management and professional employees have had prior experience with consumer food companies. Management considers relations with its employees to be good.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
---------------------------------------------------------

     Statements in this Annual Report on Form 10-K under the captions "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual results of the Company to be materially different from the historical results or from any results expressed or implied by such forward-looking statements. Factors which could cause actual results to differ from these expectations include sales to a small number of food and food service companies, the size and timing of significant orders, as well as deferral of orders, over which the Company has no control; the extended product testing cycles of the Company's potential customers; the variation in the Company's sales cycles from customer to customer; increased competition posed by food ingredient manufacturers; changes in pricing policies by the Company and its competitors; the adequacy of existing, or the need to secure or build additional manufacturing capacity in order to meet the demand for the Company's products; the Company's success in expanding its sales and marketing programs and its ability to gain increased market acceptance for its existing product lines; the Company's ability to timely develop and successfully introduce new products in its pipeline at acceptable costs; the ability to scale up and successfully produce its products; the potential for significant quarterly variations in the mix of sales among the Company's products; the gain or loss of significant customers; shortages in the availability of raw materials from the Company's suppliers; the impact of new government regulations on food products; the challenges of integrating the operations of acquired businesses; and general economic conditions.

Item 2. Properties

     The Company owns a 45,000 square foot building in Bedford, Massachusetts which the Company uses for its headquarters, pilot plant, research laboratories and general corporate offices. Approximately 15,000 square feet of space in this building is leased to a third party under a lease expiring in September 2002.

     In addition, the Company subleases approximately 24,000 square feet in Louisville, Kentucky, for a term expiring in 2005. This space is occupied by one of the Company's oat fiber manufacturing plants including a warehouse, laboratories and offices.

     The Company owns a 35,000 square foot manufacturing facility in Galesburg, Illinois. This facility supports the production of the Company's ingredient systems products including its proprietary starch-based texturizers.

     In December 1999, the Company acquired the assets of Canadian Harvest, which included a 60,000 square foot oat fiber manufacturing facility located in Cambridge, Minnesota and a 15,000 square foot manufacturing facility located in St. Thomas, Ontario, Canada, which produces a line of stabilized bran products.

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

     None.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
-----------------------------------------------------------------------------

     The Company's common stock is traded on the Nasdaq Stock Market under the symbol "OPTS", and is listed on Nasdaq's National Market. The following table sets forth the high and low closing sales prices for the Company's common stock as reported by the Nasdaq National Market for each of the periods indicated:

     Year Ended December 31, 2001                    High             Low
     ----------------------------                    ----             ---

          First Quarter                              2.09             1.28
          Second Quarter                             1.62             1.24
          Third Quarter                              1.75             1.35
          Fourth Quarter                             1.53             1.02

     Year Ended December 31, 2000
     ----------------------------

          First Quarter                              3.22             2.38
          Second Quarter                             3.00             2.03
          Third Quarter                              3.00             2.12
          Fourth Quarter                             2.16             1.06

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

     As of March 20, 2002, there were approximately 250 holders of record of the Company's common stock and the Company believes that the number of beneficial holders exceeds 2,000.

Item 6.  Selected Financial Data (in thousands, except per share data)
----------------------------------------------------------------------

     The following selected financial data for the five years ended December 31, 2001 have been derived from the company's financial statements audited by PricewaterhouseCoopers LLP, independent accountants. The Company's financial statements and the report thereon are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with the company's financial statements and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                                   For the Years Ended December 31,
                                                     --------------------------------------------------------------
                                                          2001        2000        1999        1998        1997
                                                        --------    --------    --------    --------    --------
Statement of Operations Data:
Revenue                                                 $ 25,027    $ 25,797    $ 19,289    $ 13,971    $  8,799
Cost of revenue                                           20,511      18,282      12,408      10,146       6,730
Selling, general and administrative                        4,926       5,249       4,553       4,033       3,874
Research and development                                   2,788       2,993       3,275       3,665       4,236
Restructuring costs                                          161         300         350           -           -
Loss from operations                                      (3,359)     (1,027)     (1,297)     (3,873)     (6,041)
Net loss                                                  (3,048)       (423)       (157)     (2,482)     (4,569)
Basic and diluted net loss per share (1)                    (.28)       (.04)       (.01)       (.22)       (.41)

(1) Computed on the basis described in Note 2 of Notes to Financial Statements.

                                                                              December 31,
                                                     --------------------------------------------------------------
                                                          2001        2000        1999        1998        1997
                                                        --------    --------    --------    --------    --------
Balance Sheet Data:
Current assets                                          $ 15,887    $ 21,004    $ 21,733    $ 34,720    $ 37,808
Total assets                                              41,385      46,368      47,815      47,888      50,965
Current liabilities                                        2,222       3,786       3,708       2,685       3,847
Long term liabilities                                      1,738       2,098       2,571       3,126       2,625
Total stockholders' equity                                37,425      40,484      41,536      42,077      44,493

Selected Quarterly Financial Data (in thousands, except per share data)
----------------------------------------------------------------------

                                                                Quarter Ended (unaudited)
                    ---------------------------------------------------------------------------------------------------------
                       March 31,   June 30,     Sept. 30,     Dec. 31,     March 31,     June 30,     Sept. 30,     Dec. 31,
                         2000       2000           2000        2000          2001          2001         2001          2001
                         ----       ----           ----        ----          ----          ----         ----          ----
Revenue               $ 6,364     $ 6,908       $ 6,539     $ 5,986       $ 6,322       $ 6,982      $ 5,829       $ 5,894
Cost of Revenue         4,337       4,824         4,535       4,586         5,078         5,371        5,289         4,773
Net income (loss)        (563)        239           217        (316)         (499)         (312)      (1,281)         (956)
Basic net income
   (loss) per share  ($   .05)    $   .02       $   .02    ($   .03)     ($   .05)     ($   .03)    ($   .12)     ($   .09)
Diluted net income
   (loss) per share  ($   .05)    $   .02       $   .02    ($   .03)     ($   .05)     ($   .03)    ($   .12)     ($   .09)

     Our quarterly operating results have varied and may continue to vary significantly due to a number of factors, including those identified under the section entitled "Risk Factors", below.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following Management's Discussion and Analysis of the Company's Financial Condition and Results of Operations contained in this Annual Report on Form 10-K contains, in addition to historical statements, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include the factors discussed in the section titled "Business" under the caption "Cautionary Statement Regarding Forward-Looking Statements" as well as other factors in this Annual Report on Form 10-K.

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

Results of Operations

2001 Compared to 2000
---------------------

Revenue. Revenue for the year ended December 31, 2001 decreased 3% to $25.0 million as compared to $25.8 million for 2000. A majority of the revenue decrease in 2001 was attributable to decreased demand for the Company's products by a major quick-service restaurant as well as lower sales to two other major customers.

Cost of Revenue. Cost of revenue for the year ended December 31, 2001 was $20.5 million representing an increase of $2.2 million or 12% in comparison to 2000 cost of revenue of $18.3 million. Cost of revenue for 2001 included a one-time charge of $713,000 related to the write-off of inventory in the third quarter that no longer met the Company's quality specifications. Without the inventory charge, cost of revenue as a percentage of revenue increased to 79% in 2001 as compared to 71% for 2000. This increase was principally due to a reduction in production levels during 2001 in response to lower than anticipated sales and higher than expected inventory levels. The Company will continue to focus on reducing inventory levels during 2002.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses for the year ended December 31, 2001 were $4.9 million, representing a decrease of $323,000 or 6% in comparison to SG&A expenses of $5.2 million in 2000. SG&A expenses as a percentage of revenue was 20% in 2001 as well as 2000. SG&A expenses in 2001 included expenses of $120,000 due to the suspension of acquisition activities related to the Company's corporate restructuring program. A majority of the decrease in SG&A expenses related to a charge of $350,000 recorded in the first quarter of 2000 for severance costs associated with the departure of the Company's former Chief Executive Officer.

Research and Development. Research and development ("R&D") expenses for the year ended December 31, 2001 were $2.8 million, representing a decrease of $205,000 or 7% in comparison to R&D expenses of $3.0 million in 2000. R&D expenses in 2001 included charges of $108,000 for product development costs related to certain development projects which will be discontinued as a result of the Company's corporate restructuring program. R&D expenses as a percentage of revenue decreased to 11% in 2001 from 12% in 2000. The decrease in R&D expenses was the result of a reduction in amortization costs related to patents as well as a reduction in personnel costs in 2001.

Restructuring Costs. The results for the year ended December 31, 2001 include a charge of $161,000 for severance and related costs due to a reduction in corporate headcount as part of a restructuring program recorded in the fourth quarter. The results for the year ended December 31, 2000 reflect a restructuring charge of $300,000 recorded in the first quarter of 2000 related to the decision to consolidate the Company's starch-based operations and relocate Stabilized Products to its Galesburg, Illinois production facility.

Other Income. Other income for the year ended December 31, 2001 was $311,000, representing a decrease of $293,000 or 48% in comparison to other income of $604,000 in 2000. The decrease was due to a reduction in interest income on lower levels of cash and investments during 2001 as compared to 2000 as well as an overall reduction in investment yields.

2000 Compared to 1999
---------------------

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

Selling, General and Administrative Expenses. SG&A expenses for the year ended December 31, 2000 were $5.2 million, representing an increase of $696,000 or 15% in comparison to SG&A expenses of $4.6 million in 1999. SG&A expenses as a percentage of revenue decreased to 20% in 2000 from 24% in 1999. A majority of the increase in SG&A expenses was due to additional expenses attributable to the Company's Stabilized Products and Canadian Harvest businesses as well as a charge of $350,000 related to severance costs attributable to the departure of its former Chief Executive Officer and President in March 2000.

Research and Development. R&D expenses for the year ended December 31, 2000 were $3.0 million, representing a decrease of $282,000 or 9% in comparison to R&D expenses of $3.3 million in 1999. R&D expenses as a percentage of revenue decreased to 12% in 2000 from 17% in 1999. The decrease in R&D expenses was the result of the reduction in spending primarily associated with reduced staffing and related personnel costs.

Restructuring Costs. The results for the year ended December 31, 2000 reflect a restructuring charge of $300,000 recorded in the first quarter of 2000 related to the decision to consolidate the Company's starch-based operations and relocate Stabilized Products to its Galesburg, Illinois production facility. For the year ended December 31, 1999, the Company recorded a restructuring charge of $350,000 in the first quarter of 1999, which is included in operating expenses. This charge was the result of a cost reduction program, which included a reduction in headcount at its corporate headquarters as a result of discontinuing research on its protein coatings and encapsulation technology platform.

Other Income. Other income for the year ended December 31, 2000 was $604,000, representing a decrease of $536,000 or 47% in comparison to other income of $1.1 million in 1999. The decrease was due to a reduction in interest income on lower levels of cash and investments during 2000 as compared to 1999.

Income Taxes

     At December 31, 2001 the Company had available net operating loss carryforwards of approximately $33.9 million for income tax purposes. In addition, the Company had approximately $1.0 million of unused research and development tax credits. Ownership changes, as defined in the Internal Revenue Code, resulting from the Company's initial public offering in March 1992 and a second public offering in August 1995, have limited the amount of net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income or tax liabilities. As a result, the amount of these net operating losses and tax credit carryforwards which can be utilized annually is $3.0 million for losses incurred prior to March 1992 and $9.1 million for losses incurred prior to August 1995. These net operating loss and tax credit carryforwards expire at various dates between 2006 and 2021. Subsequent changes in ownership could further affect the limitation in future years.

Liquidity and Capital Resources

     At December 31, 2001 the Company had approximately $6.4 million in cash and investments and approximately $13.7 million of working capital. The Company used approximately $789,000 of cash in operations during 2001 compared with realizing positive cash from operations of approximately $1.4 million in 2000.

     Capital expenditures for the years ended December 31, 2001 and 2000 were approximately $3.1 million and $1.8 million, respectively. The majority of the increase in capital expenditures in both years is as a result of expanding the Company's Cambridge, Minnesota oat fiber production facility to meet anticipated future growth. The projected cost of the expansion is approximately $3.7 million, which has been funded out of internal funds with an anticipated completion date of March 2002.

     The Company's various debt agreements contain covenants that restrict the Company's ability to participate in merger discussions, pay dividends, limit the Company's annual capital expenditures and invest in certain types of securities and obtain additional debt financing without bank approval. The Company was in compliance with respect to all covenants and restrictions in its loan agreements at December 31, 2001 and 2000.

     The Company believes that its existing cash and cash equivalents, short term investments, long and short term debt and product sales will be adequate to fund potential future losses as well as its planned operations, capital requirements and expansion needs through the next few years. However, the Company may require additional capital in the long term, which it may seek through equity or debt financing, equipment lease financing or funds from other sources. No assurance can be given that these funds will be available to the Company on acceptable terms, if at all. In addition, because of the Company's need for funds to support future operations, it may seek to obtain capital when conditions are favorable, even if it does not have an immediate need for additional capital at such time.

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an on-going basis, the Company evaluates its estimates, including those related to uncollectible accounts receivable, inventories, goodwill, intangibles and other long-lived assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

         . The Company maintains allowances for uncollectible accounts receivable for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

         . The Company maintains allowances for estimated excess or obsolete inventories based on the Company's review of inventory levels, projected future sales and comparison of actual manufacturing costs to standard costs. If actual market conditions are less favorable than those projected by management, additional allowances or write-downs may be required.

         . Property, plant and equipment, goodwill, patents, trademarks and other intangible assets owned by the Company are amortized over their estimated useful lives. Useful lives are based on management's estimates over the period that such assets will generate revenue. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Future adverse changes in market conditions or poor operating results of underlying capital investments or intangible assets could result in losses or an inability to recover the carrying value of such assets, thereby possibly requiring an impairment charge in the future.

RISK FACTORS

We have a history of operating losses.

          We incurred net losses of approximately $3.0 million, $423,000 and $157,000 for the years ended December 31, 2001, 2000 and 1999, respectively. We may continue to incur net losses and these losses may be substantial. Furthermore, we may generate negative cash flow in the future. Our ability to generate future revenue and achieve profitability will depend on a number of factors, many of which are described throughout this risk factor section. If we are unable to achieve or maintain profitability, we will be unable to continue to build a sustainable business. In this event, our share price would likely decline.

Substantial portions of our revenues are and will continue to be derived from sales to a small number of food and foodservice companies. If we lose these customers, it will have a material adverse effect on our business. Additionally, we have no control over the size and timing of customer orders, as well as the deferral of such customer orders.

     Substantial portions of our current revenues are, and we anticipate a substantial portion of our revenues will continue to be, derived from sales to a small number of consumer food companies. We generally receive purchase orders for our products approximately 1 to 2 weeks in advance of the shipment date. Other than these purchase orders, we do not have any binding purchase commitments from our customers. Loss of certain of our customers, or decreases or deferrals in customer orders, could have a material adverse effect on our business.

If our customers' demand for our products does not increase, we may continue to experience excess plant capacity, lower gross margins, and higher inventory levels, which could have a material adverse effect on our business.

     In 1996 and 1999 we acquired two additional manufacturing facilities in anticipation of increases in customer orders and revenue growth. We also expanded both our Cambridge, Minnesota and Louisville, Kentucky facilities to meet anticipated customer demand. During the fiscal year ended December 31, 2001, we experienced lower-than-anticipated sales to our customer base, and, as a result, less efficient utilization of our expanded manufacturing facilities. We have also experienced higher inventory levels as a result of lower customer demand for our products. We can make no assurance that the demand for our products will increase in order to justify the manufacturing capacity that we have added.

If we are unable to maintain technological innovation ahead of our competitors our market share will be threatened.

     Our competitors include major chemical companies, other food ingredient companies and consumer food companies that also engage in the development and sale of food ingredients. Many of these companies are engaged in the development of texturizers and other food ingredients and have introduced a number of texturizers into the market. There can be no assurance that existing products or products under development by our competitors will not prove to be more effective or less costly than any products which have been or are being developed by us. Many of our competitors have substantially greater financial and technical resources and production and marketing capabilities than we possess. In addition, many of our competitors have significantly greater experience than we have in the testing of new or improved products.

If we are not able to attract and retain key management and scientific personnel, we may not be able to successfully implement our business model.

     We are highly dependent on certain key members of our management team and our scientific staff. The loss of services of any of these persons or our inability to attract highly qualified individuals could seriously harm our product development and commercialization efforts. If we are unable to attract and retain such highly qualified employees and managers, our business could be adversely affected.

Our business is subject to governmental regulation, which could negatively impact our operations.

     The food ingredient products that we develop are regulated under the Food, Drug and Cosmetic Act of 1938, as amended, as administered by the U.S. Food and Drug Administration ("FDA"). Our strategy is to produce natural food ingredients that will be considered Generally Recognized As Safe ("GRAS") under the FDA's regulations. There can be no assurance, however, that we will be successful in continuing to bring our products to market based on a determination that such products meet these criteria. Should we be required to file a Food Additive Petition with the FDA with respect to one or more of such products, the resulting regulatory delays and costs could adversely affect our competitive position and results of operations. In addition, we cannot predict the extent or impact of new regulations that might have an adverse impact on the development, manufacturing and marketing of our products.

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

The food ingredient industry is intensely competitive, and our failure to compete successfully will limit our ability to increase or retain our market share.

     Our competitors include major chemical companies with food ingredient divisions, other food ingredient companies, stabilizer companies and those consumer food companies that also engage in the development and sale of food ingredient products. Many of these competitors have financial and technical resources as well as production and marketing capabilities that are substantially greater than those of our Company. In addition, many of our competitors have experience that is significantly greater than ours in the development of new or improved products.

We may not be able to successfully integrate the operations of any businesses that we may acquire.

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

     Our business depends, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws to protect our proprietary technologies. We cannot be sure that such measures will provide meaningful protection for our proprietary technologies and processes. We have 37 issued United States patents and 7 pending patent applications as well as 77 corresponding issued or pending foreign patent applications. We cannot be sure that any existing or future patents will not be challenged, invalidated or circumvented, or that any right granted thereunder would provide us meaningful protection. The failure of any patents to provide protection to our technology would make it easier for our competitors to offer similar products.

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

     From time to time, we may receive in the future, notices of claims of infringement, misappropriation or misuse of other parties' proprietary rights. We cannot be sure that we will prevail in these actions, or that other actions alleging infringement by us of third-party patents, misappropriation or misuse by us of third-party trade secrets or the invalidity of one or more patents held by us will not be asserted or prosecuted against us, or that any assertions of infringement, misappropriation or misuse or prosecutions seeking to establish the invalidity of our patents will not seriously harm our business. For example, in a patent or trade secret action, an injunction could be issued against us requiring that we withdraw particular products from the market or necessitating that specific products offered for sale or under development be redesigned. Such an injunction could materially adversely affect our business and results of operations.

Volatility in the stock market could negatively impact the market price of our stock.

     Since public trading of our common stock commenced in 1992, the market price of our common stock has fluctuated considerably, and it is likely that the market price will continue to fluctuate in the future. We believe that factors such as the status of our products in development, announcements of new products, other developments and the developments of our competitors, determinations in connection with our patent applications or the patent applications of others, the enactment of new government regulations, customer buying patterns, variations in quarterly operating results, and the volatility of the stock market, among other things, could cause the market price for our common stock to fluctuate substantially. Sales of substantial amounts of the common stock in the public market may also have an adverse impact on the market price of the common stock.

We have not paid dividends and do not anticipate paying cash dividends.

     We have not paid any cash dividends on our capital stock since inception. Furthermore, we do not anticipate paying cash dividends in the foreseeable future.

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

     Although we believe that we have sufficient short term internal funds, we may require additional long term funding to complete the research, development, testing and marketing of our products. We may require additional equity or debt financings, collaborative arrangements with corporate partners or funds from other sources for these purposes. No assurance can be given that these funds will be available for us to finance our development on acceptable terms, if at all. Such financings may involve dilution to our stockholders or may require that we relinquish rights to certain of our technologies or products. If adequate funds are not available from operations or additional sources of financing, our business will be materially and adversely affected.

Recent Pronouncements

     In July 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that certain intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. The Company adopted the provisions of SFAS No. 142 on January 1, 2002, and management expects that they will no longer record $0.2 million of annual amortization expense relating to existing goodwill. The Company is currently in the process of performing the transitional impairment test on the unamortized goodwill balance of $1.2 million. Under the transition provisions of SFAS No. 142, this test is required to be completed by June 30, 2002. The Company has not yet determined whether a potential impairment exists.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which provides the accounting requirements for retirement obligations associated with tangible long-lived assets. This Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. This Statement is effective for our 2003 fiscal year, and early adoption is permitted. The adoption of SFAS No. 143 is not expected to have an impact on our consolidated results of operations, financial position or cash flows.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which excludes from the definition of long-lived assets goodwill and other intangibles that are not amortized in accordance with SFAS No. 142. SFAS No. 144 requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also expands the reporting of discontinued operations to include components of an entity that have been or will be disposed of rather than limiting such discontinuance to a segment of a business. This Statement is effective for our 2002 fiscal year, and early adoption is permitted. We expect SFAS No. 144 will not have a material effect on our consolidated results of operations, financial position or cash flows.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk
--------------------------------------------------------------------

Market Rate Risk

     Market risks relating to the Company's operations result primarily from changes in interest rates and foreign currency exchange rates. The Company currently does not use derivative financial instruments for trading or hedging purposes, and does not consider its exposure in these areas to be material.

Interest Rate Risk

     The Company's exposure to market rate risk for changes in interest rates relates to its cash equivalents and short-term investments. Cash equivalents consist of money market mutual funds and other high-credit quality short-term investments with an original maturity of three months or less. A hypothetical 10% increase in interest rates would not have a material impact on the fair market value of these instruments due to their short maturities.

Foreign Currency Exchange Rate Risk

     The Company conducts a portion of its business outside the United States through its foreign subsidiary. The Company's foreign subsidiary maintains its accounting records in its local currency. Consequently, changes in currency exchange rates may affect the translation of its foreign statement of operations into U.S. dollars, which may in turn affect the Company's consolidated statement of operations. Substantially all of the Company's revenue is invoiced and collected in U.S. dollars. A hypothetical 10% change in foreign currency exchange rates would not have a material impact on the Company's results.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

     Financial Statements and Supplementary Data appear at pages F-1 through F-16 of this Annual Report on Form 10-K.


Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
        Financial Disclosure
        --------------------

     None.

                                    PART III

Item 10.  Directors and Executive Officers
------------------------------------------

         (a) Directors. The information with respect to directors required by this item is incorporated herein by reference from the section entitled "Election of Directors" in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held May 21, 2002 (the "2002 Proxy Statement"), to be filed with the Securities and Exchange Commission not later than April 26, 2002.

         (b)  Executive Officers.

         The executive officers of the Company, who are elected to serve at the discretion of the Board of Directors, are as follows:

Name                         Age      Position
----                         ---      --------

Arthur J. McEvily, Ph.D.     50       President, Chief Executive Officer and
                                      Director

Scott A. Kumf                45       Chief Operating Officer, Chief Financial
                                      Officer, Treasurer and Assistant Secretary

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

Item 11.  Executive Compensation
--------------------------------

         The information required under this item is incorporated herein by reference from the section entitled "Executive Compensation" in the 2002 Proxy Statement.


Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

         The information required by this item is incorporated herein by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the 2002 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

         The information required by this item is incorporated herein by reference from the section entitled "Certain Transactions" in the 2002 Proxy Statement.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

(a)  Documents filed as part of this Report:
     --------------------------------------

      (1) Consolidated Financial Statements:
          ---------------------------------

          Report of Independent Accountants                                 F-1
          Consolidated Balance Sheet at December 31, 2001 and 2000          F-2
          Consolidated Statement of Operations for the three years
            ended December 31, 2001                                         F-3
          Consolidated Statement of Stockholders' Equity for the
            three years ended December 31, 2001                             F-4
          Consolidated Statement of Cash Flows for the three years
            ended December 31, 2001                                         F-5
          Notes to Consolidated Financial Statements                        F-6

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

     4.3 Form of Warrant Certificate of the Company (Filed as Exhibit 4.3 to the Company's Registration Statement on Form S-3, Registration No. 33-80860, and incorporated herein by reference)

     10.1 Form of First Amendment to Master Food Ingredients License Agreement (Filed as Exhibit 10.3 to the Company's Registration Statement on Form S-1, Registration No. 33-45700, as amended and incorporated herein by reference)


     10.2 License and Technology Transfer Agreement effective as of May 1, 1991 between the Company and Enzytech, Inc. (Filed as Exhibit 10.6 to the Company's Registration Statement on Form S-1, Registration No. 33-45700, as amended, and incorporated herein by reference)

     10.3 Authorization and Loan Agreement dated May 18, 1992 among the Company, Massachusetts Certified Development Corporation and U.S. Small Business Administration (Filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 0-19811, and incorporated herein by reference)

     10.4 Sublease and Consent dated June 17, 1992 among Williamson Fiber Products, Inc., the Company and Spring Street Developers (Filed as
            Exhibit 28.2 to the Company's Current Report on Form 8-K dated June 17, 1992, Commission File No. 0-19811, and incorporated herein by reference)

     10.5 Employee Agreement for Protection of Company Property, dated May 1, 1991, in the form executed by Officers of the Company (Filed as Exhibit 10.23 to the Company's Registration Statement on Form S-1, Registration No. 33-45700, as amended, and incorporated herein by reference)

     10.6 1992 Employee, Director and Consultant Stock Option Plan, as amended through March 10, 1993 (Filed as Exhibit 28.1 to the Company's Registration Statement on Form S-8, Registration No. 33-65406, and incorporated herein by reference)#

     10.7 Amendment to 1992 Employee, Director and Consultant Stock Option Plan, adopted January 19, 1995 (filed as Exhibit 10.30 to the Company's 1994 Annual Report on Form 10-K, Commission File No. 0-19811, and incorporated herein by reference)#

     10.8   Employee Stock Purchase Plan, as amended and restated (Filed as
            Exhibit 28.3 to the Company's Registration Statement on Form S-8, Registration No. 33-48624, and incorporated herein by reference)#

     10.9 Amendment to Employee Stock Purchase Plan, adopted February 16, 1993 (Filed as Exhibit 10.41 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 0-19811, and incorporated herein by reference)#

     10.10 Amendment to 1992 Employee, Director and Consultant Stock Option Plan, adopted March 5, 1996 (filed as Exhibit 10.34 to the Company's 1998 Annual Report on Form 10-K, Commission File No. 0-19811, and incorporated herein by reference)#

     10.11 Amendment to 1992 Employee, Director and Consultant Stock Option Plan, adopted February 26, 1998 (filed as Exhibit 10.35 to the Company's 1998 Annual Report on Form 10-K, Commission File No. 0-19811, and incorporated herein by reference)#

     10.12 Amendment to 1992 Employee, Director and Consultant Stock Option Plan, adopted May 18, 1999 (filed as exhibit 10.37 to the Company's 1999 Annual Report on Form 10-K, Commission File No. 0-19811, and incorporated herein by reference)#

     10.13 Asset Purchase Agreement dated June 16, 1999 between the Company and Stabilized Products, Inc. (filed as exhibit 10.1 to the Company's quarterly Report on Form 10-Q for the quarter ended June 30, 1999, Commission File No. 0-19811, and incorporated herein by reference)

     10.14 Amendment to 1992 Employee, Director and Consultant Stock Option Plan, adopted May 23, 2000 (filed as Exhibit 10.39 to the Company's 2000 Annual Report on Form 10-K, Commission File No. 0-19811, and incorporated herein by reference)#

     10.15 Purchase and Sales Agreement dated December 30, 1999 between the Company and DCV, Inc. and Press Release dated January 3, 2000 announcing the purchase of Canadian Harvest (filed as exhibit 2.1 and 99.1 to the Company's Form 8-K dated January 18, 2000, Commission File No. 0-19811, and incorporated herein by reference)

     21     List of subsidiaries (filed herewith)

     23     Consent of PricewaterhouseCoopers LLP (filed herewith)

     * Confidential treatment has been granted by the Securities and Exchange Commission.

     #  Management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K
    -------------------

        No Reports on Form 8-K were filed by the Company during the quarter ended December 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    OPTA FOOD INGREDIENTS, INC.

 Date: March 22, 2002               By:  /s/ Arthur J. McEvily, Ph.D.
                                         ----------------------------
                                           Arthur J. McEvily, Ph.D.
                                           President and Chief Executive
                                           Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                           Title                                        Date
---------                           -----                                        ----
/s/ Arthur J. McEvily, Ph.D.        President, Chief Executive
-------------------------------
Arthur J. McEvily, Ph.D.            Officer and Director                         March 22, 2002
                                    (principal executive officer)


/s/ Scott A. Kumf                   Chief Operating Officer,                     March 22, 2002
-------------------------------
Scott A. Kumf                       Chief Financial Officer and Treasurer
                                    (principal financial and accounting officer)


/s/ William P. Carmichael           Director                                     March 22, 2002
-------------------------------
William P. Carmichael

/s/ A.S. Clausi                     Director                                     March 22, 2002
-------------------------------
A.S. Clausi

/s/ Harry Fields                    Director                                     March 22, 2002
-------------------------------
Harry Fields

/s/ Glynn C. Morris                 Director                                     March 22, 2002
-------------------------------
Glynn C. Morris

/s/ Olivier Suquet                  Director                                     March 22, 2002
-------------------------------
Olivier Suquet

                        Report of Independent Accountants

To the Board of Directors and
Stockholders of Opta Food Ingredients, Inc.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Opta Food Ingredients, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Boston, Massachusetts
February 15, 2002

Opta Food Ingredients, Inc.
Consolidated Balance Sheet (in thousands, except share amounts)
--------------------------------------------------------------------------------

                                                                                                     December 31,
                                                                                              ----------------------------
                                                                                                 2001             2000
                                                                                              -----------      -----------
Assets
Current assets:
   Cash and cash equivalents                                                                   $   1,579        $   6,807
   Short term investments                                                                          4,341            3,611
   Accounts receivable, net                                                                        3,679            3,781
   Inventories, net                                                                                6,124            6,354
   Prepaid expenses and other assets                                                                 164              451
                                                                                              -----------      -----------

      Total current assets                                                                        15,887           21,004

Fixed assets, net                                                                                 23,249           22,942
Goodwill, net                                                                                      1,223            1,386
Patents and trademarks, net                                                                          331              413
Other assets                                                                                         695              623
                                                                                              -----------      -----------

                                                                                               $  41,385        $  46,368
                                                                                              ===========      ===========

Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long term debt                                                           $     333        $     500
   Accounts payable                                                                                  926            1,997
   Accrued expenses                                                                                  963            1,289
                                                                                              -----------      -----------

      Total current liabilities                                                                    2,222            3,786

Long term debt                                                                                     1,738            2,098

Commitments (Note 16)

Stockholders' equity:
Preferred stock, $.01 par value; 3,000,000 shares authorized, no shares issued or
  outstanding                                                                                          -                -
Common stock, $.01 par value; 15,000,000 shares authorized, 11,273,033 and 11,203,822 shares issued and 10,856,873 and 10,787,662 shares outstanding at December 31, 2001
  and 2000, respectively                                                                             113              112
Additional paid-in capital                                                                        79,943           79,885
Treasury stock, 416,160 shares, at cost                                                           (1,115)          (1,115)
Accumulated other comprehensive loss                                                                (107)             (37)
Accumulated deficit                                                                              (41,409)         (38,361)
                                                                                              -----------      -----------

                                                                                                  37,425           40,484
                                                                                              -----------      -----------

                                                                                               $  41,385        $  46,368
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

Opta Food Ingredients, Inc.
Consolidated Statement of Operations (in thousands, except per share amounts)
--------------------------------------------------------------------------------

                                                                         Year Ended December 31,
                                                                ----------------------------------------
                                                                   2001           2000          1999
                                                                ----------     ----------     ----------
Product revenue                                                  $ 25,027       $ 25,797       $ 19,289

Cost and expenses:
    Cost of revenue                                                20,511         18,282         12,408
    Selling, general and administrative                             4,926          5,249          4,553
    Research and development                                        2,788          2,993          3,275
    Restructuring                                                     161            300            350
                                                                ----------     ----------     ----------

                                                                   28,386         26,824         20,586
                                                                ----------     ----------     ----------

Loss from operations                                               (3,359)        (1,027)        (1,297)

Interest income                                                       399            722          1,344
Interest expense                                                     (173)          (240)          (262)
Other income, net                                                      85            122             58
                                                                ----------     ----------     ----------

Net loss                                                         $ (3,048)      $   (423)      $   (157)
                                                                ==========     ==========     ==========

Basic and diluted net loss per share                             $   (.28)      $   (.04)      $   (.01)
                                                                ==========     ==========     ==========

Weighted average shares outstanding - basic and diluted            10,809         10,796         11,031
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

Opta Food Ingredients, Inc.
Consolidated Statement of Stockholders' Equity
(in thousands, except share amounts)
--------------------------------------------------------------------------------



                                       Common Stock                                               Accumulated      Total
                                   ----------------------  Additional   Treasury                     Other         Stock-
                                      Number      Par       Paid-in     Stock at    Accumulated   Comprehensive   holders'
                                     of Shares   Value      Capital       Cost        Deficit         Loss         Equity
                                   ----------- ---------- -----------  ----------  -------------  -------------  ------------
Balance at December 31, 1998         11,096,002  $   111  $  79,747     $     -    $  (37,781)    $       -      $   42,077

Sale of common stock pursuant to
   exercise of stock options             30,899        -          6           -             -             -               6
Sale of common stock pursuant to
   exercise of stock warrants            20,963        -         54           -             -             -              54
Purchase of treasury stock             (150,000)       -          -        (444)            -             -            (444)
Net loss                                      -        -          -           -          (157)            -            (157)
                                   ------------  -------  ---------     -------    ----------     ---------      -----------

Balance at December 31, 1999         10,997,864      111     79,807        (444)      (37,938)            -          41,536

Sale of common stock under
   employee stock purchase plan          55,948        1         78           -             -             -              79
Comprehensive loss
   Net loss                                   -        -          -           -          (423)            -            (423)
   Cumulative translation
     adjustment                               -        -          -           -             -           (37)            (37)
                                                                                                                 ----------
Total comprehensive loss                                                                                               (460)
Purchase of treasury stock             (266,150)       -          -        (671)            -             -            (671)
                                   ------------  -------  ---------     -------    ----------     ---------      -----------

Balance at December 31, 2000         10,787,662      112     79,885      (1,115)      (38,361)          (37)         40,484

Sale of common stock pursuant
to exercise of stock options              9,236        -          -           -             -             -               -
Sale of common stock under
employee stock purchase plan             59,975        1         58           -             -             -              59
Comprehensive loss
   Net loss                                   -        -          -           -        (3,048)            -          (3,048)
   Cumulative translation
     adjustment                               -        -          -           -             -           (70)            (70)
                                                                                                                 ----------
Total comprehensive loss                                                                                             (3,118)
                                   ------------  -------  ---------     -------    ----------     ---------      -----------

Balance at December 31, 2001         10,856,873  $   113  $  79,943     $(1,115)   $  (41,409)    $    (107)     $   37,425
                                   ============  =======  =========     =======    ==========     =========      ===========

    The accompanying notes are an integral part of the consolidated financial statements.

Opta Food Ingredients, Inc.
Consolidated Statement of Cash Flows (in thousands)
--------------------------------------------------------------------------------

                                                                                          Year Ended December 31,
                                                                                  ----------------------------------------
                                                                                     2001           2000           1999
                                                                                  ----------     ----------     ----------
Cash flows from operating activities:
      Net loss                                                                     $  (3,048)     $    (423)     $    (157)
      Adjustments to reconcile net loss to net cash provided by (used in)
      operating activities net of acquired amounts:
        Depreciation and amortization                                                  3,025          3,099          1,607
        Forgiveness of note receivable                                                    20             20             20
        Changes in assets and liabilities:
           (Increase) decrease in accounts receivable, net                                95            105           (521)
           (Increase) decrease in inventories, net                                       218         (1,683)        (1,397)
           (Increase) decrease in prepaid expenses and other assets                      287             95           (155)
           Increase (decrease) in accounts payable                                    (1,061)           143            605
           Increase (decrease) in accrued expenses                                      (325)            30            (59)
                                                                                  ----------     ----------     ----------

                  Total adjustments                                                    2,259          1,809            100
                                                                                  ----------     ----------     ----------

                  Net cash provided by (used in) operating activities                   (789)         1,386            (57)

Cash flows from investing activities:
        Purchase of short term investments                                            (4,811)       (12,658)       (10,004)
        Maturity of short term investments                                             4,081         19,051              -
        Acquisition of businesses                                                          -              -        (16,005)
        Purchase of fixed assets                                                      (3,067)        (1,820)          (769)
        Increase in patents and trademarks                                               (68)           (84)           (93)
        Increase in other assets                                                         (92)          (522)             -
                                                                                  ----------     ----------     ----------

                  Net cash provided by (used in) investing activities                 (3,957)         3,967        (26,871)

Cash flows from financing activities:
        Proceeds from issuance of common stock                                            59             79             60
        Purchase of treasury stock                                                         -           (671)          (444)
        Principal payments on long term debt                                            (527)          (529)          (425)
                                                                                  ----------     ----------     ----------

                  Net cash used in financing activities                                 (468)        (1,121)          (809)

Effect of changes in exchange rates on cash                                              (14)            (3)             -

Net increase (decrease) in cash and cash equivalents                                  (5,228)         4,229        (27,737)
Cash and cash equivalents at beginning of year                                         6,807          2,578         30,315
                                                                                  ----------     ----------     ----------
Cash and cash equivalents at end of year                                           $   1,579      $   6,807      $   2,578
                                                                                  ==========     ==========     ==========

Supplemental disclosure of cash flow information:
    Cash paid for interest                                                         $     173      $     240      $     262
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

Opta Food Ingredients, Inc.
Notes to the consolidated financial statements
--------------------------------------------------------------------------------

1.   Organization and Basis of Presentation

     Opta Food Ingredients, Inc. (the "Company") is a leading innovator, manufacturer and marketer of proprietary food ingredients that improve the nutritional content, taste, and texture of its customers' food products. The Company is committed to finding solutions to customers' formulation challenges by providing texturizing agents that it markets to the dairy, meat, baked goods, cereals and dressings and sauces industries. The Company was legally incorporated on April 23, 1991.

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the year. Actual results could differ from those estimates.

2.   Summary of Significant Accounting Policies

     Basis of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated.

     Revenue Recognition

     Revenue for product sales is recognized upon shipment of goods when title and risk of loss pass to the customer.

     Cash and Cash Equivalents and Concentration of Credit Risk

     Cash and cash equivalents include investments with initial maturities of three months or less. The Company does not believe that it is subject to any unusual credit risk beyond the normal credit risk related to operating its business. Two customers accounted for 25% and 12% of accounts receivable at December 31, 2001. One customer accounted for 25% of accounts receivable at December 31, 2000.

     Accounts Receivable

     Accounts receivable are reflected net of an allowance for doubtful accounts of $159,000 and $96,000 at December 31, 2001 and 2000, respectively.

     Fair Value of Financial Instruments

     The Company's financial instruments, primarily cash equivalents and available-for-sale investments, at December 31, 2001 and 2000, are carried at amortized cost, on a specific identification basis, which approximates fair market value in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Unrealized gains and losses are reported as a separate component of stockholders' equity. There were no realized or unrealized gains or losses recognized during any of the years presented.

     Foreign Currency Translation

     The consolidated financial statements of all foreign subsidiaries were prepared in their respective local currencies and translated into U.S. dollars based on the current exchange rate at the end of the period for the consolidated balance sheet and a weighted-average rate for the period in the consolidated statement of operations. Currency translation adjustments are recorded as a component of stockholders' equity. Transaction gains and losses for all years presented were not significant.

     Inventories

     Inventories are stated at the lower of cost or market, cost determined using the first-in, first-out method.

     Fixed Assets

     Fixed assets are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which range from five to forty years. Maintenance and repair costs are expensed as incurred.

Opta Food Ingredients, Inc.
Notes to the consolidated financial statements
--------------------------------------------------------------------------------

     Patents and Trademarks

     Patent and trademark costs are capitalized and amortized on a straight-line basis over the shorter of the estimated economic lives or the stated terms of the patent or trademark. Patents and trademarks are amortized over eight and ten years, respectively.

     Goodwill

     Goodwill represents the excess of the cost of acquired businesses over the fair market value of their net tangible and identified intangible assets. Goodwill is being amortized on a straight-line basis over a period of 10 years. Amortization expense relating to goodwill for the years ended December 31, 2001, 2000 and 1999, was $163,000, $163,000 and $81,000
     respectively.

     Stock Compensation

     The Company's stock option plans are accounted for using the intrinsic value method to measure compensation expense in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". The Company follows the footnote disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123", Note 13), which discloses the pro forma effect of compensation expense of all equity instruments issued to employees.

     Net Loss Per Share

     Basic net loss per share is determined by dividing the net loss by the weighted average number of common shares outstanding during the year. Common stock equivalents, which represent stock options to purchase 92,000, 49,136 and 152,886 shares were outstanding as of December 31, 2001, 2000 and 1999, respectively but have been excluded from weighted average shares outstanding for calculating diluted net loss per share because such equivalents are anti-dilutive.

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

     The following unaudited pro forma combined results of operations have been prepared as if the acquisition of Canadian Harvest had occurred at the beginning of 1999 (in thousands, except per share amounts):

                                                          1999
                                                        ---------

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

4.   Cash Equivalents and Investments

     Following is a summary of the fair market value of available-for-sale securities by consolidated balance sheet classification (in thousands):

                                                                          December 31,
                                                                    ------------------------
                                                                       2001          2000
                                                                    ----------    ----------
       Cash equivalents and short term investments:
          Money market funds                                        $    1,579    $    6,060
          Commercial paper                                                   -           747
          Corporate and government agency bonds                          4,341         3,611
                                                                    ----------    ----------

                                                                    $    5,920    $   10,418
                                                                    ==========    ==========
       Long term investments:

          Corporate bond, due February 2003                         $      525    $      420
                                                                    ==========    ==========

     Long term investments are included in other assets as of December 31, 2001 and 2000. Gross unrealized gains and losses at December 31, 2001 and 2000 and realized gains and losses on sales of securities for the years then ended were not significant.

Opta Food Ingredients, Inc.
Notes to the consolidated financial statements
--------------------------------------------------------------------------------

 5.  Note Receivable

     At December 31, 2000, note receivable from an employee is included in other assets. The terms of the note forgive the principal and related interest ratably over a five-year period as long as the employee remains employed by the Company or if terminated without cause. The final installment of this note was forgiven in November 2001 in accordance with its terms and the balance of this note is as follows (in thousands):

                                                                        December 31,
                                                                 ------------------------
                                                                    2001          2000
                                                                 ----------     ---------
      Unsecured note bearing interest at 8%                        $      -      $     20
                                                                 ==========     =========

 6.  Inventories

     Inventories consist of the following (in thousands):

                                                                        December 31,
                                                                 ------------------------
                                                                    2001          2000
                                                                 ----------     ---------
      Raw materials                                                $    681      $  1,121
      Finished goods                                                  5,443         5,233
                                                                 ----------     ---------

                                                                   $  6,124      $  6,354
                                                                 ==========     =========

 7.  Fixed Assets

     Fixed assets consist of the following (in thousands):

                                                                        December 31,
                                                                 ------------------------
                                                                    2001          2000
                                                                 ----------     ---------
       Furniture and fixtures                                      $  1,008      $    955
       Machinery and equipment                                       21,309        20,823
       Building                                                       6,786         6,752
       Land                                                           1,832         1,832
       Construction in progress                                       3,917         1,471
                                                                 ----------     ---------

                                                                   $ 34,852      $ 31,833
       Accumulated depreciation                                     (11,603)       (8,891)
                                                                 ----------     ---------

                                                                   $ 23,249      $ 22,942
                                                                 ==========     =========

     Depreciation expense (in thousands) for the years ended December 31, 2001, 2000, and 1999 was $2,712, $2,673, and $1,288, respectively.

Opta Food Ingredients, Inc.
Notes to the consolidated financial statements
--------------------------------------------------------------------------------

8.   Patents and Trademarks

     Patents and trademarks consist of the following (in thousands):

                                                                        December 31,
                                                                 ------------------------
                                                                    2001           2000
                                                                 ----------     ----------
        Patents and trademarks                                    $   2,241      $   2,173
        Accumulated amortization                                     (1,910)        (1,760)
                                                                 ----------     ----------

                                                                  $     331      $     413
                                                                 ==========     ==========

     Amortization expense (in thousands) relating to patents and trademarks for the years ended December 31, 2001, 2000, and 1999 was $150, $263, and $237,
     respectively.

9.   Accrued Expenses

     Accrued expenses consist of the following (in thousands):

                                                                        December 31,
                                                                 ------------------------
                                                                    2001           2000
                                                                 ----------     ----------
        Bonuses                                                   $      10      $     140
        Payroll costs and benefits                                      238            191
        Professional fees                                               145            128
        Restructuring                                                   161              -
        Other                                                           409            830
                                                                 ----------     ----------

                                                                  $     963      $   1,289
                                                                 ==========     ==========

     For the year ended December 31, 2001, the Company recorded a charge of $161,000 for severance and related costs due to a reduction in headcount as part of a corporate restructuring program. Substantially all of these costs will be paid by March 2002.

Opta Food Ingredients, Inc.
Notes to the consolidated financial statements
--------------------------------------------------------------------------------

10.  Borrowings

     Long term debt consists of the following (in thousands):

                                                                                              December 31,
                                                                                       ------------------------
                                                                                          2001           2000
                                                                                       ----------     ----------
       Mortgage payable to a bank due in quarterly installments of $27 including interest at 7.37% with the remaining balance of $1,650 due June 2003,
       secured by the Company's corporate headquarters                                  $   1,815      $   1,952

       Equipment line of credit due in quarterly installments of $80 plus interest at LIBOR plus 2.5% (4.64% at December 31, 2001) beginning
       August 1999, secured by certain fixed assets, due March 2002                           159            477

       Note payable to a state government agency and guaranteed by the U.S.
       Small Business Administration due in monthly installments of $6 including
       interest at 5.554% due July 2003, secured by certain fixed assets                       97           158

       Note payable to a state government agency due in monthly installments of
       $3 including interest at 3% due July 2001, secured by certain
       fixed assets                                                                             -            11
                                                                                       ----------     ----------

                                                                                            2,071          2,598
       Current portion                                                                       (333)          (500)
                                                                                       ----------     ----------

                                                                                        $   1,738      $   2,098
                                                                                       ==========     ==========

     Maturities of long term debt outstanding at December 31, 2001 are as follows (in thousands):

               2002              $ 333
               2003              1,738
               Thereafter            -
                              ---------

                                $2,071
                              =========

     The Company's debt agreements contain certain financial covenants and restrict the Company's ability to participate in merger discussions, pay dividends, limit annual capital expenditures, invest in certain types of securities and obtain additional debt financing without bank approval. At December 31, 2001 and 2000, the Company was in compliance with the terms of these agreements.

Opta Food Ingredients, Inc.
Notes to the consolidated financial statements
--------------------------------------------------------------------------------

11.  Income Taxes

     Deferred tax benefits consist of the following (in thousands):

                                                                  Year Ended December 31,
                                                           ---------------------------------------
                                                              2001          2000           1999
                                                           ----------    ----------     ----------
        Federal                                             $    985      $    211       $    128
        State                                                   (728)            3             36
                                                           ----------    ----------     ----------

                                                            $    257      $    214       $    164
        Increase in valuation allowance                         (257)         (214)          (164)
                                                           ----------    ----------     ----------

                                                            $      -      $      -       $      -
                                                           ==========    ==========     ==========

     Deferred tax assets consist of the following (in thousands):

                                                                        Year Ended December 31,
                                                                    -----------------------------
                                                                        2001              2000
                                                                    -----------        ----------
        Net operating loss carryforwards                             $   12,703         $  12,538
        Research and development credits                                  1,330             1,269
        Other state tax credits                                               -                 9
        Expense accruals and other                                          715               675
                                                                    -----------        ----------

        Gross deferred tax assets                                    $   14,748         $  14,491
        Valuation allowance                                             (14,748)          (14,491)
                                                                    -----------        ----------

                                                                     $        -         $       -
                                                                    ===========        ==========

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

     A reconciliation between the amount of reported tax expense and the amount computed using the U.S. federal statutory rate of 35% follows (in thousands):

                                                                  Year Ended December 31,
                                                           ---------------------------------------
                                                              2001          2000           1999
                                                           ----------    ----------     ----------
        Income tax benefit at statutory rate                $ (1,053)     $   (103)      $    (55)
        State tax benefit, net                                  (156)          (15)            (8)
        Stock option exercises                                     -             -            (13)
        Research and development credits                        (102)         (125)          (140)
        Other state credits                                       10            12             19
        Expired state net operating loss carryforwards           926             -              -
        Other                                                    118            17             33
                                                           ----------    ----------     ----------

                                                            $   (257)     $   (214)      $   (164)
        Increase in valuation allowance                          257           214            164
                                                           ----------    ----------     ----------

                                                            $      -      $      -       $      -
                                                           ==========    ==========     ==========

Opta Food Ingredients, Inc.
Notes to the consolidated financial statements
--------------------------------------------------------------------------------

     At December 31, 2001, the Company had federal net operating loss carryforwards and research and development credits which may be used to offset future federal taxable income and tax liabilities as follows (in thousands):

                                      Net              Research and
               Year of              Operating           Development
              Expiration              Loss               Credits
            ----------------    ----------------     ----------------


                 2006           $          1,009     $             76
                 2007                      4,247                  128
                 2008                      5,570                  143
                 2009                      3,720                  112
                 2010                      4,991                   70
                 2011                      4,713                   48
                 2012                      4,433                  101
                 2018                      2,327                  107
                 2019                          -                   95
                 2020                         28                   79
                 2021                      2,865                   71
                                ----------------     ----------------

                                $         33,903     $          1,030
                                ================     ================

     A portion of the net operating loss carryforwards and valuation allowances totaling $1,987,000 and $772,000, respectively, relates to deductions for non-qualified stock option exercises and incentive stock option disqualifying dispositions. This amount will be credited to additional paid-in capital upon realization.

     Ownership changes, as defined in the Internal Revenue Code, resulting from the Company's initial public offering in March 1992 and a second offering in August 1995, have limited the amount of net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income or tax liabilities. As a result, the amount of these net operating loss carryforwards, which can be utilized annually, is $3,000,000 for losses incurred prior to March 1992 and $9,077,000 for losses incurred prior to August 1995. Subsequent changes in ownership could further affect the limitation in future years.

12.  Stockholders' Equity

     Preferred Stock

     Shares of preferred stock may be issued at the discretion of the Board of Directors of the Company with such designations, rights and preferences as the Board may determine from time to time.

13.  Stock Option and Stock Purchase Plans

     During 1992 and 1991, the Company established the 1992 Employee, Director and Consultant Stock Option Plan and the 1991 Non-Employee Stock Option Plan, respectively. These plans provide for the issuance of non-qualified or incentive stock options to key employees, directors and consultants of the Company. The Board of Directors determines the term, price, and number of shares and the vesting period of each option grant. However, the price may be no less than the par value of the common shares for non-qualified options, and no less than the fair market value of the shares on the date granted for incentive stock options (or no less than 110% of the fair market value in the case of holders of more than 10% of the voting stock of the Company). Incentive and non-qualified stock options generally vest over five years and the term of such options cannot exceed ten years (five years for options granted to holders of more than 10% of the voting stock of the Company).

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

Opta Food Ingredients, Inc.
Notes to the consolidated financial statements
--------------------------------------------------------------------------------

     The Company has reserved 2,083,412 shares of common stock for issuance under the 1992 Employee, Director and Consultant Stock Option Plan and 9,838 shares for issuance under the 1991 Non-Employee Stock Option Plan at December 31, 2001.

     At December 31, 2001, options to purchase 1,418,700 shares were outstanding under the plans, of which 702,102 were exercisable. There were 664,712 shares available for future grant under the plans at December 31, 2001.

     Stock option plan transactions were as follows:

                                                                                                  Weighted Average
                                                                                Shares             Exercise Price
                                                                          ----------------      -------------------
                Options outstanding at December 31, 1998                       1,551,500                $ 5.58

                        Granted                                                  335,450                $ 3.28
                        Exercised                                                (30,899)               $  .20
                        Cancelled                                               (141,130)               $ 5.96
                                                                          ----------------

                Options outstanding at December 31, 1999                       1,714,921                $ 5.18

                        Granted                                                  256,300                $ 2.48
                        Exercised                                                      -                     -
                        Cancelled                                               (413,594)               $ 4.73
                                                                          ------------------

                Options outstanding at December 31, 2000                       1,557,627                $ 4.83

                        Granted                                                  305,200                $ 1.56
                        Exercised                                                 (9,236)               $  .06
                        Cancelled                                               (434,891)               $ 4.89
                                                                          ------------------

                Options outstanding at December 31, 2001                       1,418,700                $ 4.03
                                                                          ==================

     The following table summarizes information about stock options outstanding and exercisable at December 31, 2001:

                                              Options Outstanding                          Options Exercisable
                            ---------------------------------------------------   -----------------------------------
                                                  Weighted
                                                   Average          Weighted                             Weighted
                               Number of          Remaining          Average         Number of           Average
          Range of              Options          Contractual        Exercise          Options            Exercise
       Exercise Prices        Outstanding           Life              Price         Outstanding           Price
     --------------------   ----------------    --------------     ------------   ----------------     -------------
       $ 1.12  - $ 1.66            314,400               9.2           $ 1.56              3,260            $ 1.63
       $ 2.28  - $ 3.80            423,100               7.8           $ 2.90            130,940            $ 3.02
       $ 3.94  - $ 5.50            227,450               5.5           $ 4.83            158,050            $ 4.86
       $ 5.53  - $ 9.00            420,500               3.5           $ 6.06            376,602            $ 6.07
       $10.00  - $15.50             33,250               1.4           $10.49             33,250            $10.49
                               -----------                                        --------------

                                 1,418,700                                               702,102            $ 5.41
                               ===========                                        ==============

     At December 31, 2000 and 1999, there were 861,346 and 735,826 options exercisable at a weighted average price of $5.48 and $5.79, respectively.

Opta Food Ingredients, Inc.
Notes to the consolidated financial statements
--------------------------------------------------------------------------------

     In 1992, the stockholders approved the Employee Stock Purchase Plan. This plan enables eligible employees to purchase common shares at 85% of the fair market value of the shares during two six month periods beginning January 1 and July 1 of each year. The Company has authorized 200,000 shares of the Company's common stock for issuance under this plan. At December 31, 2001, 6,304 shares remain available for issuance under this plan.

     The Company has adopted the disclosure only provisions of FAS 123. Accordingly, no compensation cost has been recognized for the stock plans. Had compensation cost for the Company's stock plans been determined based on fair value at the grant dates for awards in 2001, 2000 and 1999 as prescribed by FAS 123, the Company's net loss and net loss per share would have been as follows (in thousands, except for per share amounts):

                                                                  Year Ended December 31,
                                                  -----------------------------------------------------
                                                        2001               2000            1999
                                                  -----------------------------------------------------
      Net loss:
      As reported                                    $  (3,048)          $  (423)       $  (157)
      Pro forma                                         (3,223)             (665)          (471)

      Net loss per share:
      As reported                                    $    (.28)          $  (.04)       $  (.01)
      Pro forma                                           (.30)             (.06)          (.04)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, risk-free interest rate of 4.70%, 6.03% and 5.75%, expected volatility of 69.5%, 65.9% and 65.3%, and an expected life of 5.3,
     5.1 and 4.5 years, for the years ended December 31, 2001, 2000 and 1999, respectively. The weighted average fair value of options granted during the years ended December 31, 2001, 2000 and 1999 was $1.49, $1.58 and $2.54,
     respectively.

14.  Retirement Savings Plan

     The Company has a 401(k) Plan that is available to employees of the Company who meet certain eligibility requirements. This plan is qualified under
     Section 401(k) of the Internal Revenue Code and is subject to contribution limitations as set annually by the Internal Revenue Service. Eligible employees may enroll January 1, April 1, July 1 and October 1of each year. The Company does not make matching contributions.

15.  Sales to Major Customers and Export Sales

     During 2001, 2000 and 1999, a single customer accounted for $6.9 million, $7.9 million, and $8.5 million or 28%, 31%, and 44% of total product sales, respectively. In addition, during 1999, $3.0 million of product sales were to a group of independent bakeries that supply a quick-service restaurant chain.

     International sales, in thousands, were $3,332 ($867 to Europe; $567 to the Middle East; $831 to Canada; $673 to Mexico; $155 to Asia and $239 to Pacific Rim); $3,126 ($1,166 to Europe: $701 to the Middle East; $609 to Canada; $262 to Asia and $388 to Pacific Rim) and $1,280 ($512 to Europe; $258 to the Middle East; $189 to Canada; $30 to Asia and $291 to Latin America) for the years ended December 31, 2001, 2000 and 1999, respectively.

Opta Food Ingredients, Inc.
Notes to the consolidated financial statements
--------------------------------------------------------------------------------

16.    Commitments

     Leases

     The Company leases certain equipment and facilities under noncancellable operating leases. Total future minimum payments as of December 31, 2001 under these leases are as follows (in thousands):

           Year ended December 31,

                2002                     $      199
                2003                            194
                2004                            150
                2005                            153
                2006                            156
                Thereafter                       27
                                         -----------

                                         $      879
                                         ===========

     Rent expense (in thousands) for the years ended December 31, 2001, 2000 and 1999 was $202, $222, and $168, respectively.