Form 10-Q
period 2002-03-31
OPTA FOOD INGREDIENTS INC /DE
filed 2002-05-14
CIK 883326

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                     of 1934

                  For the Quarterly Period Ended March 31, 2002

                           Commission File No. 0-19811
                                               -------

                           OPTA FOOD INGREDIENTS, INC.
             (Exact Name of Registrant as Specified in its Charter)


        Delaware                                         04-3117634
        --------                                         ----------
(State of Incorporation)                    (I.R.S. Employer Identification No.)


25 Wiggins Avenue, Bedford, MA                              01730
------------------------------                              -----
(Address of Principal Executive Offices)                  Zip Code)


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


As of May 10, 2002, the registrant had 10,856,873 shares of common stock outstanding.

Opta Food Ingredients, Inc.

Form 10-Q
--------------------------------------------------------------------------------

                          Quarter Ended March 31, 2002
                                Table of Contents

                                                                           Page
                                                                          Number
                                                                          ------
Part I - Financial Information
------------------------------

Item 1 - Financial Statements

  Consolidated Balance Sheet
    March 31, 2002 and December 31, 2001                                       3
  Consolidated Statement of Operations for the Three Months Ended
    March 31, 2002 and 2001                                                    4
  Consolidated Statement of Cash Flows for the Three Months Ended
    March 31, 2002 and 2001                                                    5
  Notes to Consolidated Financial Statements                                   6


Item 2 - Management's Discussion and Analysis of
  Financial Condition and Results of Operations                                8

Item 3 - Quantitative and Qualitative Disclosure
  About Market Risk                                                           11


Part II - Other Information
---------------------------

  Item 1 through Item 6                                                       12

  Signatures                                                                  13

Opta Food Ingredients, Inc.
Consolidated Balance Sheet (in thousands)
--------------------------------------------------------------------------------
(Unaudited)

                                                                      March 31,        December 31,
                                                                         2002             2001
                                                                     -----------       -----------
ASSETS

 Current assets:
   Cash and cash equivalents                                         $     2,633       $     1,579
   Short term investments                                                  3,139             4,341
   Accounts receivable, net                                                4,116             3,679
   Inventories (Note 3)                                                    6,253             6,124
   Prepaid expenses and other current assets                                 374               164
                                                                     -----------       -----------

          Total current assets                                            16,515            15,887

 Fixed assets, net                                                        22,610            23,249
 Patents and trademarks, net                                                 307               331
 Goodwill, net                                                             1,223             1,223
 Other assets                                                                684               695
                                                                     -----------       -----------

                                                                     $    41,339       $    41,385
                                                                     ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
   Current portion of long term debt                                 $       254       $       333
   Accounts payable                                                        1,001               926
   Accrued expenses                                                          853               963
                                                                     -----------       -----------

          Total current liabilities                                        2,108             2,222

 Long term debt                                                            1,722             1,738

 Stockholders' equity:
   Common stock                                                              113               113
   Additional paid-in capital                                             79,943            79,943
   Treasury stock, at cost                                                (1,115)           (1,115)
   Accumulated other comprehensive loss                                     (109)             (107)
   Accumulated deficit                                                   (41,323)          (41,409)
                                                                     -----------       -----------
          Total stockholders' equity                                      37,509            37,425
                                                                     -----------       -----------

                                                                     $    41,339        $   41,385
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

                                                                      For the three months
                                                                        ended March 31,
                                                                   -------------------------
                                                                      2002           2001
                                                                   -----------   -----------
Product revenue                                                    $     6,452    $    6,322

Cost and expenses:
  Cost of revenue                                                        4,910         5,078
  Selling, general and administrative                                    1,033         1,143
  Research and development                                                 437           722
                                                                   -----------   -----------
                                                                         6,380         6,943
                                                                   -----------   -----------

Income (loss) from operations                                               72          (621)

Other income (expense):
  Interest income                                                           35           145
  Interest expense                                                         (35)          (51)
  Other income                                                              14            28
                                                                   -----------   -----------
                                                                            14           122
                                                                   -----------   -----------

Net income (loss)                                                  $        86        ($ 499)
                                                                   ===========   ===========

Basic net income (loss) per share (Note 5)                         $       .01        ($ .05)
                                                                   ===========   ===========

Diluted net income (loss) per share (Note 5)                       $       .01        ($ .05)
                                                                   ===========   ===========

Weighted average shares outstanding - basic                             10,857        10,788
                                                                   ===========   ===========

Weighted average shares outstanding - diluted                           10,857        10,788
                                                                   ===========   ===========

         The accompanying notes are an integral part of the consolidated financial statements.

Opta Food Ingredients, Inc.
Consolidated Statement of Cash Flows (in thousands)
--------------------------------------------------------------------------------
(Unaudited)

                                                                   For the three months ended
                                                                           March 31,
                                                                   ---------------------------
                                                                      2002             2001
                                                                   ----------       ----------
Cash flows from operating activities:
  Net income (loss)                                                $       86       $     (499)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation and amortization                                         720              762
    Change in assets and liabilities:
       Increase in accounts receivable, net                              (438)            (679)
       Increase in inventories, net                                      (129)            (255)
       Increase in prepaid expenses and other assets                     (210)            (117)
       Increase in accounts payable                                        75              215
       Decrease in accrued expenses                                      (109)            (531)
                                                                   ----------       ----------
  Total adjustments                                                       (91)            (605)
                                                                   ----------       ----------

Net cash used in operating activities                                      (5)          (1,104)

Cash flows from investing activities:
  Purchase of short term investments                                     (222)          (1,420)
  Maturity of short term investments                                    1,424              751
  Purchase of fixed assets                                                (48)          (1,383)
  Increase in patents and trademarks                                      (10)             (36)
  Decrease in other assets                                                 10              424
                                                                   ----------        ---------
Net cash provided by (used in) investing activities                     1,154           (1,664)

Cash flows from financing activities:
  Principal payments on long term debt                                    (95)            (129)
                                                                   ----------        ---------
Net cash used in financing activities                                     (95)            (129)
                                                                   ----------        ---------

Effect of changes in exchange rates on cash                                 -               (9)

Net increase (decrease) in cash and cash equivalents                    1,054           (2,906)
Cash and cash equivalents at beginning of period                        1,579            6,807
                                                                   ----------       ----------
Cash and cash equivalents at end of period                         $    2,633       $    3,901
                                                                   ==========       ==========

         The accompanying notes are an integral part of the consolidated financial statements.

Opta Food Ingredients, Inc.
Notes to Consolidated Unaudited Financial Statements
--------------------------------------------------------------------------------

1.   Basis of Presentation

     The consolidated financial statements of Opta Food Ingredients, Inc. (the "Company") include, in the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair statement of the Company's financial position at March 31, 2002 and December 31, 2001 and the results of operations for the three months ended March 31, 2002 and 2001, respectively. All material intercompany transactions and balances have been eliminated. The results of operations are not necessarily indicative of results for a full year.

     These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission pursuant to Section 13 of the Securities Exchange Act of 1934. The consolidated balance sheet data as of December 31, 2001 was derived from audited financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations.

2.   Recent Pronouncements

     In July 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be discontinued and replaced with periodic tests of the goodwill's impairment and that certain intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. The Company recorded goodwill amortization of $41,000 during the first quarter of 2001 which did not recur in the first quarter of 2002 due to the adoption of SFAS No. 142. The Company adopted the provisions of SFAS No. 142 on January 1, 2002. The Company is currently in the process of performing the transitional impairment test on the unamortized goodwill balance of $1.2 million. Under the transition provisions of SFAS No. 142, this test is required to be completed by June 30, 2002. The Company does not believe a potential impairment exists.

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

Opta Food Ingredients, Inc.
Notes to Consolidated Unaudited Financial Statements (Continued)
--------------------------------------------------------------------------------

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which excludes from the definition of long-lived assets goodwill and other intangibles that are not amortized in accordance with SFAS No. 142. SFAS No. 144 requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also expands the reporting of discontinued operations to include components of an entity that have been or will be disposed of rather than limiting such discontinuance to a segment of a business. The Company adopted SFAS No. 144 on January 1, 2002 with no material effect on our consolidated results of operations, financial position or cash flows.

3.   Inventories

     Inventories consist of the following (in thousands):

                                          March 31,         December 31,
                                            2002                2001
                                        ------------        ------------
     Raw materials                      $        727        $        681
     Finished goods                            5,526               5,443
                                        ------------        ------------
                                        $      6,253        $      6,124
                                        ============        ============

     Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method.

4.   Net Income (Loss) Per Share

     Basic net income (loss) per share is determined by dividing the net income
     (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share for the three months ended March 31, 2002 is determined by dividing the net income by the weighted average shares outstanding including common stock equivalents. For the three months ended March 31, 2001, all common stock equivalents have been excluded from weighted average shares outstanding for calculating diluted net income (loss) per share because such equivalents are anti-dilutive.

5.   Comprehensive Income (Loss)

     For the three months ended March 31, 2002, the Company's comprehensive income was $84,000, which was comprised of the net income of $86,000 and a loss on foreign currency translation of $2,000, as compared to a comprehensive net loss of $559,000, which was comprised of a net loss of $499,000 and a loss on foreign currency translation of $60,000 for the same period in 2001.

6.   Restructuring

     During the fourth quarter of 2001, the Company recorded a charge of $161,000 for severance and related costs due to a reduction in headcount as part of a corporate restructuring program. For the three months ended March 31, 2002, $147,000 of these charges had been paid.

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

You should read the following discussion in conjunction with (1) the Company's accompanying unaudited Consolidated Financial Statements and notes thereto included in this report on Form 10-Q and (2) the Company's audited Consolidated Financial Statements, notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended December 31, 2001 included in our Annual Report on Form 10-K for such period.

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

Opta Food Ingredients, Inc.
Management's Discussion and Analysis of Financial Condition and
Results of Operations
--------------------------------------------------------------------------------

Results of operations for the three months ended March 31, 2002 and 2001:

Revenue. Revenue for the three months ended March 31, 2002 was $6.5 million, representing an increase of $130,000 or 2% in comparison to $6.3 million for the comparable 2001 quarter. The increase in revenue was primarily attributable to an increase in fiber sales to two major international customers as well as the impact of a price increase related to the Company's fiber products which went into effect January 1, 2002.

Cost of Revenue. Cost of revenue for the three months ended March 31, 2002 was $4.9 million, representing a decrease of $168,000 or 3% in comparison to $5.1 million for the comparable 2001 quarter. Cost of revenue as a percentage of revenue decreased to 76% for the first quarter of 2002 as compared to 80% in the first quarter of 2001. This decrease was attributable to lower manufacturing costs due to production efficiencies.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 2002 were $1.0 million representing a decrease of $110,000 or 10% in comparison to $1.1 million for the comparable 2001 quarter. The decrease in SG&A expenses was principally due to lower marketing costs as well as a reduction in amortization expense amounting to approximately $41,000 per quarter as a result of the adoption of SFAS No. 142 "Goodwill and Other Intangible Assets."

Research and Development Expenses. Research and development ("R&D") expenses for the three months ended March 31, 2002 were $437,000 representing a decrease of $285,000 or 39% in comparison to $722,000 for the comparable 2001 quarter. A majority of the decrease in R&D expenses was the result of lower salaries and related personnel costs attributable to a reduction in headcount based on the Company's corporate restructuring program. R&D expenses as a percentage of revenue decreased to 7% for the first quarter of 2002 from 11% for the same period last year.

Other Income, Net. Other income for the three months ended March 31, 2002 was $14,000, representing a decrease of $108,000 or 88% in comparison to $122,000 for the comparable 2001 quarter. The decrease was due to a reduction in interest income on lower levels of cash and investments during the first quarter of 2002 as compared to the comparable 2001 quarter as well as an overall reduction in investment yields.

Liquidity and Capital Resources:

At March 31, 2002, the Company had $6.3 million in cash and investments and $14.4 million of working capital. As a result of achieving operating profitability for the three months ended March 31, 2002, the Company used approximately $5,000 of cash in operations compared with approximately $1.1 million used in the comparable 2001 quarter.

Capital expenditures were $48,000 and $1.4 million for the three months ended March 31, 2002 and 2001, respectively. The majority of the capital expenditures in 2001 were a result of expanding the Company's

Opta Food Ingredients, Inc.
Management's Discussion and Analysis of Financial Condition and
Results of Operations
--------------------------------------------------------------------------------

Cambridge, Minnesota oat fiber production facility to meet anticipated future growth. The total cost of the expansion was approximately $3.7 million which was funded out of internal funds and was completed in April 2002.

The Company's various debt agreements contain covenants that restrict the Company's ability to participate in merger discussions, pay dividends, limit annual capital expenditures, invest in certain types of securities and obtain additional debt financing without bank approval. The Company was in compliance with respect to all covenants and restrictions in its loan agreements at March 31, 2002.

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

Part I Item 3

Quantitative and Qualitative Disclosure about Market Risk
---------------------------------------------------------

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

Opta Food Ingredients, Inc.
Part II - Other Information
--------------------------------------------------------------------------------

Items 1, 2, 3, 4, 5 and 6(b) - Not Applicable.

Item 6 (a)  Exhibits

     (11) Basic and diluted net income (loss) per share computation (in thousands, except per share data):

                                                                       For the three months
                                                                         ended March 31,
                                                                     -----------------------
                                                                        2002         2001
                                                                     ----------   ----------
Net income (loss)                                                    $       86       ($ 499)
                                                                     ==========   ==========

Weighted average common shares outstanding - basic                       10,857       10,788
                                                                     ==========   ==========

Weighted average common shares outstanding - diluted                     10,857       10,788
                                                                     ==========   ==========

Net income (loss) per share - basic                                  $      .01       ($ .05)
                                                                     ==========   ==========

Net income (loss) per share - diluted                                $      .01       ($ .05)
                                                                     ==========   ==========

For the three months ended March 31, 2002, diluted net income (loss) per share is determined by dividing the net income (loss) by the weighted average shares outstanding including common stock equivalents which represent employee stock options. For the three months ended March 31, 2001, all common stock equivalents have been excluded from weighted average shares outstanding for calculating diluted net income (loss) per share because such equivalents are anti-dilutive.

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

                              Opta Food Ingredients, Inc.
                              ---------------------------
                                      (Registrant)





DATE: May 13, 2002            BY: /s/ Arthur J. McEvily, Ph.D.
                                  ------------------------------------
                                  Arthur J. McEvily, Ph.D.
                                  President and Chief Executive Officer
                                  (principal executive officer)



DATE: May 13, 2002            BY: /s/ Scott A. Kumf
                                  -------------------------------------
                                  Scott A. Kumf
                                  Chief Operating Officer,
                                  Chief Financial Officer and Treasurer
                                  (principal financial and accounting officer)