Form 10-Q
period 2002-06-30
OPTA FOOD INGREDIENTS INC /DE
filed 2002-08-12
CIK 883326

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                  For the Quarterly Period Ended June 30, 2002

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




As of August 9, 2002, the registrant had 10,887,577 shares of common stock outstanding.

Opta Food Ingredients, Inc.

Form 10-Q
--------------------------------------------------------------------------------


                           Quarter Ended June 30, 2002
                                Table of Contents




                                                                           Page
                                                                          Number
                                                                          ------

Part I - Financial Information
------------------------------

Item 1 - Financial Statements

     Consolidated Balance Sheet
        June 30, 2002 and December 31, 2001                                 3
     Consolidated Statement of Operations for the
        Three and Six Months Ended June 30, 2002 and 2001                   4
     Consolidated Statement of Cash Flows for the
        Six Months Ended June 30, 2002 and 2001                             5
     Notes to Consolidated Financial Statements                             6


Item 2 - Management's Discussion and Analysis of
     Financial Condition and Results of Operations                          9


Item 3 - Quantitative and Qualitative Disclosure
     About Market Risk                                                     13


Part II - Other Information
---------------------------

     Item 1 through Item 6                                                 14

     Signatures                                                            16

Opta Food Ingredients, Inc.
Consolidated Balance Sheet (in thousands)
--------------------------------------------------------------------------------
(Unaudited)
                                                  June 30,    December 31,
                                                   2002          2001
                                                 ---------    ------------

ASSETS

 Current assets:
   Cash and cash equivalents                     $  4,540      $  1,579
   Short term investments                           2,039         4,341
   Accounts receivable, net                         4,806         3,679
   Inventories (Note 3)                             6,012         6,124
   Prepaid expenses and other current assets          527           164
                                                 --------      --------

          Total current assets                     17,924        15,887

 Fixed assets, net                                 22,049        23,249
 Patents and trademarks, net                          282           331
 Goodwill, net                                      1,223         1,223
 Other assets                                         666           695
                                                 --------      --------

                                                 $ 42,144      $ 41,385
                                                 ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
   Current portion of long term debt             $  1,853      $    333
   Accounts payable                                 1,270           926
   Accrued expenses                                 1,054           963
                                                 --------      --------

          Total current liabilities                 4,177         2,222

 Long term debt                                      --           1,738

 Stockholders' equity:
   Common stock                                       113           113
   Additional paid-in capital                      79,970        79,943
   Treasury stock, at cost                         (1,115)       (1,115)
   Accumulated other comprehensive loss               (45)         (107)
   Accumulated deficit                            (40,956)      (41,409)
                                                 --------      --------
          Total stockholders' equity               37,967        37,425
                                                 --------      --------

                                                 $ 42,144      $ 41,385
                                                 ========      ========

The accompanying notes are an integral part of the consolidated financial statements.

Opta Food Ingredients, Inc.

Consolidated Statement of Operations (in thousands, except per share data)
--------------------------------------------------------------------------------
(Unaudited)

                                                           For the three months         For the six months
                                                               ended June 30,              ended June 30,
                                                          ------------------------   --------------------------
                                                              2002         2001          2002          2001
                                                          -----------   ----------   -----------    -----------
Product revenue                                               $ 7,412      $ 6,982      $ 13,864        $13,304

Cost and expenses:
  Cost of revenue                                               5,472        5,371        10,382         10,449
  Selling, general and administrative                           1,137        1,363         2,170          2,506
  Research and development                                        417          631           854          1,353
                                                          -----------   ----------   -----------    -----------
                                                                7,026        7,365        13,406         14,308
                                                          -----------   ----------   -----------    -----------

Income (loss) from operations                                     386         (383)          458         (1,004)

Other income (expense):
  Interest income                                                  33          116            68            261
  Interest expense                                                (37)         (42)          (72)           (93)
  Other income (expense), net                                     (15)          (3)           (1)            25
                                                          -----------   ----------   -----------    -----------
                                                                  (19)          71            (5)           193
                                                          -----------   ----------   -----------    -----------

Net income (loss)                                             $   367     ($   312)      $   453       ($   811)
                                                          ===========   ==========   ===========    ===========

Basic net income (loss) per share (Note 4)                    $   .03     ($   .03)      $   .04       ($   .08)
                                                          ===========   ==========   ===========    ===========

Diluted net income (loss) per share (Note 4)                  $   .03     ($   .03)      $   .04       ($   .08)
                                                          ===========   ==========   ===========    ===========

Weighted average shares outstanding - basic                    10,857       10,797        10,857         10,792
                                                          ===========   ==========   ===========    ===========

Weighted average shares outstanding - diluted                  10,905       10,797        10,883         10,792
                                                          ===========   ==========   ===========    ===========



The accompanying notes are an integral part of the consolidated financial statements.

Opta Food Ingredients, Inc.

Consolidated Statement of Cash Flows (in thousands)
--------------------------------------------------------------------------------
(Unaudited)

                                                        For the six months ended
                                                                 June 30,
                                                          ----------------------
                                                           2002           2001
                                                          -------       --------
Cash flows from operating activities:
  Net income (loss)                                       $   453       ($  811)
  Adjustments to reconcile net income (loss) to cash
      provided by (used in) operating activities:
    Depreciation and amortization                           1,455         1,510
    Change in assets and liabilities:
      Increase in accounts receivable, net                 (1,104)         (769)
     (Increase) decrease in inventories, net                  122          (251)
      Increase in other current assets                       (362)         (210)
      Increase (decrease) in accounts payable                 328           (12)
      Increase (decrease) in accrued expenses                  91          (461)
                                                          -------       -------
  Total adjustments                                           530          (193)
                                                          -------       -------

Net cash provided by (used in) operating activities           983        (1,004)

Cash flows from investing activities:
  Purchase of short term investments                         (447)       (2,223)
  Maturity of short term investments                        2,749         2,150
  Purchase of fixed assets                                   (151)       (2,217)
  Increase in patents and trademarks                          (18)          (58)
  Decrease in other assets                                     29           429
                                                          -------       -------

Net cash provided by (used in) investing activities         2,162        (1,919)

Cash flows from financing activities:
  Proceeds from issuance of common stock                       27            30
  Principal payments on long term debt                       (218)         (255)
                                                          -------       -------
Net cash used in financing activities                        (191)         (225)
                                                          -------       -------

Effect of changes in exchange rates on cash                     7            (5)

Net increase (decrease) in cash and cash equivalents        2,961        (3,153)
Cash and cash equivalents at beginning of period            1,579         6,807
                                                          -------       -------

Cash and cash equivalents at end of period                $ 4,540       $ 3,654
                                                          =======       =======


The accompanying notes are an integral part of the consolidated financial statements.

Opta Food Ingredients, Inc.

Notes to Consolidated Unaudited Financial Statements
--------------------------------------------------------------------------------


1.     Basis of Presentation

       The consolidated financial statements of Opta Food Ingredients, Inc. (the "Company") include, in the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair statement of the Company's financial position at June 30, 2002 and December 31, 2001 and the results of operations for the three and six months ended June 30, 2002 and 2001, respectively. All material intercompany transactions and balances have been eliminated. The results of operations are not necessarily indicative of results for a full year.

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

2.     Recent Accounting Pronouncements

       In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that ratable amortization of goodwill be discontinued and replaced with periodic tests of the goodwill's impairment and that certain intangible assets other than goodwill be amortized over their useful lives. The Company adopted the provisions of SFAS No. 142 on January 1, 2002, and has therefore recorded goodwill amortization of $41,000 and $82,000 during the three and six months ended June 30, 2001, which did not recur in 2002. The Company has completed the transitional impairment test on the unamortized goodwill balance of $1.2 million as of June 30, 2002, which resulted in no impairment loss.

       In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which provides the accounting requirements for retirement obligations associated with tangible long-lived assets. This Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. This Statement is effective for our 2003 fiscal year, and early adoption is permitted. The adoption of SFAS No. 143 is not expected to have a material impact on our consolidated results of operations, financial position or cash flows.

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

Opta Food Ingredients, Inc.

--------------------------------------------------------------------------------


       January 1, 2002 with no material effect on our consolidated results of operations, financial position or cash flows.

       In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections", which provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. The adoption of SFAS No. 145 is not expected to have an impact on our consolidated results of operations, financial position, or cash flows.

       In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which provides guidance on the recognition and measurement of liabilities associated with disposal activities. The statement is effective for the Company on January 1, 2003. The Company is currently reviewing the provisions of SFAS No. 146 to determine the standard's impact, if any, upon adoption.

3.     Inventories

       Inventories consist of the following (in thousands):

                                        June 30,         December 31,
                                          2002               2001
                                      -----------         ---------

        Raw materials                    $   954           $   681
        Finished goods                     5,058             5,443
                                      -----------         ---------

                                         $ 6,012           $ 6,124
                                      ===========         =========

       Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method.

4.     Net Income (Loss) Per Share

       Basic net income (loss) per share is determined by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share for the three and six months ended June 30, 2002 is determined by dividing the net income by the weighted average shares outstanding including common stock equivalents of 47,672 and 25,738 shares, respectively which represent employee stock options. For the three and six-months ended June 30, 2001, common stock equivalents have been excluded from the computation of dilutive net income (loss) per share because such equivalents are anti-dilutive.

       Options to purchase approximately 1.2 million shares outstanding at June 30, 2002 were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price during the period.

Opta Food Ingredients, Inc.

--------------------------------------------------------------------------------


5.     Comprehensive Loss

       For the six months ended June 30, 2002, the Company's comprehensive income was $515,000, which was comprised of the net income of $453,000 and a gain on foreign currency translation adjustment of $62,000, as compared to a comprehensive net loss of $824,000, which was comprised of the net loss of $811,000 and a loss on foreign currency translation adjustment of $13,000 in the same period in 2001.

6.     Restructuring

       During the fourth quarter of 2001, the Company recorded a charge of $161,000 for severance and related costs due to a reduction in headcount as part of a corporate restructuring program. For the six months ended June 30, 2002, $157,000 of these charges had been paid.

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

Opta Food Ingredients, Inc.

Management's Discussion and Analysis of Financial Condition and
Results of Operations
--------------------------------------------------------------------------------

Results of operations for the three months ended June 30, 2002 and 2001:

Revenue. Revenue for the three months ended June 30, 2002 was $7.4 million, representing an increase of $430,000 or 6% in comparison to $7.0 million for the comparable 2001 quarter. The increase in second quarter revenue was primarily attributable to increased demand for Canadian Harvest(R) fiber products by major cereal manufacturers, a major quick-service restaurant customer and the addition of several new international accounts. In addition, a 5% price increase for fiber products that went into effect January 1, 2002 contributed to the overall revenue increase.

Cost of revenue. Cost of revenue for the three months ended June 30, 2002 was $5.5 million, representing an increase of $101,000 or 2% in comparison to $5.4 million for the comparable 2001 quarter. Cost of revenue as a percentage of revenue decreased to 74% for the second quarter of 2002 as compared to 77% in the second quarter of 2001. This decrease was largely the result of lower fiber manufacturing costs due to efficiencies realized from increased production volumes during the second quarter of 2002.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses for the three months ended June 30, 2002 were $1.1 million, representing a decrease of $226,000 or 17% in comparison to $1.4 million for the comparable 2001 quarter. A majority of the decrease in SG&A expenses was principally due to decreased marketing and promotional costs as well as a reduction in amortization expense of approximately $41,000 as a result of the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets."

Research and Development Expenses. Research and development ("R&D") expenses for the three months ended June 30, 2002 were $417,000, representing a decrease of $214,000 or 34% in comparison to $631,000 for the comparable 2001 quarter. A majority of the decrease in R&D expenses was the result of lower salaries and related personnel costs attributable to a reduction in headcount based on the Company's corporate restructuring program.

Other Income (Expense). Other expense for the three months ended June 30, 2002 was $19,000, representing a decrease of $90,000 in comparison to other income of $71,000 for the comparable 2001 quarter. The decrease was primarily attributable to a reduction in interest income on lower levels of cash and investments during the second quarter of 2002 as compared to the 2001 quarter as well as a reduction in investment yields.

Results of operations for the six months ended June 30, 2002 and 2001:

Revenue. Revenue for the six months ended June 30, 2002 was $13.9 million, representing an increase of $560,000 or 4% in comparison with $13.3 million for the first six months of 2001. The increase in revenue was primarily attributable to increased demand for Canadian Harvest(R) fiber products by major cereal manufacturers and the addition of several new international accounts during the first half of 2002 as well as the impact of the price increase related to the Company's fiber products which went into effect January 1, 2002.

Opta Food Ingredients, Inc.

Management's Discussion and Analysis of Financial Condition and
Results of Operations
--------------------------------------------------------------------------------

Cost of Revenue. Cost of revenue for the six months ended June 30, 2002 was $10.4 million, representing a decrease of $67,000 or 1% in comparison to $10.4 million for the comparable 2001 period. Cost of revenue as a percentage of revenue decreased to 75% for the first six months of 2002 as compared to 79% for the same period in 2001. This decrease was largely the result of lower fiber manufacturing costs due to efficiencies realized from increased production volumes during the the first half of 2002.

Selling, General and Administrative Expenses. SG&A expenses for the six months ended June 30, 2002 were $2.2 million, representing a decrease of $336,000 or 13% in comparison to $2.5 million for the comparable 2001 period. A majority of the decrease in SG&A expenses was principally due to decreased marketing and promotional costs as well as a reduction in amortization expense of approximately $82,000 for the six months ended June 30, 2002 as a result of the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets." SG&A expenses as a percentage of revenue decreased to 16% for the first six months of 2002 from 19% for the same period last year.

Research and Development Expenses. R&D expenses for the six months ended June 30, 2002 were $854,000, representing a decrease of $499,000 or 37% in comparison to $1.4 million for the comparable 2002 period. A majority of the decrease in R&D expenses was the result of lower salaries and related personnel costs attributable to a reduction in headcount based on the Company's corporate restructuring program. R&D expenses as a percentage of revenue decreased to 6% for the first half of 2002 from 10% for the same period last year.

Other Income (Expense). Other expense for the six months ended June 30, 2002 was $5,000, representing a decrease of $198,000 in comparison to other income of $193,000 for the comparable 2001 period. The decrease was primarily attributable to a reduction in interest income on lower levels of cash and investments during 2002 as compared to the first six months of 2001 as well as a reduction in investment yields.

Liquidity and Capital Resources:

At June 30, 2002, the Company had $7.1 million in cash and investments and $13.7 million of working capital. For the first six months of 2002, the Company generated approximately $983,000 of positive cash flow from operations as compared with the same period in 2001 when the Company used approximately $1.0 million to fund operations.

Capital expenditures were $151,000 and $2.2 million for the six months ended June 30, 2002 and 2001, respectively. The higher level of capital expenditures in 2001 is as a result of expanding the Company's Cambridge, Minnesota oat fiber production facility to meet anticipated future growth. The total cost of the expansion to date has been approximately $3.7 million which was funded out of internal funds and the additional production line is anticipated to be operational in the fourth quarter of 2002.

The Company's mortgage loan relating to its corporate headquarters located in Bedford, MA has a balloon payment of $1.6 million due in May 2003. This amount has been included in the current portion of long term debt at June 30, 2002. It is the Company's intention to refinance the mortgage loan prior to its maturity.

This mortgage loan agreement contains covenants that restrict the Company's ability to participate in merger discussions, pay dividends, limit annual capital expenditures, invest in certain types of securities and obtain additional debt financing without bank approval. The Company was in compliance with respect to all covenants and restrictions in its loan agreement at June 30, 2002.

The Company believes that its existing cash and cash equivalents, investments, long and short term debt and product sales will be adequate to fund potential future losses as well as its planned operations, capital requirements and expansion needs through the next few years. However, the Company may require additional capital in the long term, which it may seek through equity or debt financing, equipment lease financing or funds from other sources. No assurance can be given that these funds will be available to the Company on acceptable terms, if at all. In addition, because of the Company's need for funds to support future operations, it may seek to obtain capital when conditions are favorable, even if it does not have an immediate need for additional capital at such time.


Critical Accounting Policies and Estimates

The preparation of the unaudited consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an on-going basis, the Company evaluates its estimates, including those related to uncollectible accounts receivable, inventories, goodwill, intangibles and other long-lived assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its unaudited consolidated financial statements:

          o The Company maintains allowances for uncollectible accounts receivable for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

          o The Company maintains allowances for estimated excess or obsolete inventories based on the Company's review of inventory levels, projected future sales and comparison of actual manufacturing costs to standard costs. If actual market conditions are less favorable than those projected by management, additional allowances or write-downs may be required.

          o Property, plant and equipment, goodwill, patents, trademarks and other intangible assets owned by the Company are amortized over their estimated useful lives. Useful lives are based on management's estimates over the period that such assets will generate revenue. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Future adverse changes in market conditions or poor operating results of underlying capital investments or intangible assets could result in losses or an inability to recover the carrying value of such assets, thereby possibly requiring an impairment charge in the future.

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

Opta Food Ingredients, Inc.

Part II - Other Information
--------------------------------------------------------------------------------

Items 1, 2, 3, 5 and 6(b) - Not Applicable.

Item 4        Submission of Matters to a Vote of Security Holders

     (a) The Annual Meeting of Stockholders of Opta Food Ingredients, Inc. was held on Tuesday, May 21, 2002.

     (b) The following individuals were elected to the Board of Directors for a term expiring in 2003:

                                               Shares voted in favor         Votes withheld
                                               ---------------------         --------------
              William P. Carmichael                  10,288,745                   67,925
              A. S. Clausi                            9,867,645                  489,025
              Harry Fields                            9,867,545                  489,125
              Glynn C. Morris                        10,288,745                   67,925
              Arthur J. McEvily, Ph.D.               10,211,580                  145,090
              Olivier Suquet                         10,288,745                   67,925

              There were no broker non-votes.

     (c) The stockholders approved the adoption of the Company's Amended and Restated Employee Stock Purchase Plan, as described in the Proxy Statement by a vote of 9,763,773 shares for, 576,997 shares against and 15,900 shares abstaining, with no broker non-votes.

     (d) The stockholders approved the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for fiscal year 2002 by a vote of 10,330,820 shares for, 12,650 shares against and 13,200 shares abstaining, with no broker non-votes.

Opta Food Ingredients, Inc.

Part II - Other Information
--------------------------------------------------------------------------------


Item 6 (a)    Exhibits



(11) Basic and diluted net income (loss) per share computation (in thousands, except per share data):

                                                For the three months    For the six months
                                                   ended June 30,        ended June 30,
                                                 ----------------------------------------
                                                  2002      2001        2002       2001
                                                 ------    -------     ------    --------
Net income (loss)                                $  367    ($  312)    $  453    ($   811)
                                                 ======    =======     ======    ========

Weighted average shares outstanding - basic      10,857     10,797     10,857      10,792
                                                 ======    =======     ======    ========

Weighted average shares outstanding - diluted    10,905     10,797     10,883      10,792
                                                 ======    =======     ======    ========

Basic net income (loss) per share                $  .03    ($  .03)    $  .04    ($   .08)
                                                 ======    =======     ======    ========

Diluted net income (loss) per share              $  .03    ($  .03)    $  .04    ($   .08)
                                                 ======    =======     ======    ========


For the three and six months ended June 30, 2002, diluted net income (loss) per share is determined by dividing the net income by the weighted average shares outstanding including common stock equivalents of 47,672 and 25,738 shares, respectively which represent employee stock options. For the three and six-months ended June 30, 2001, common stock equivalents have been excluded from the computation of dilutive net income (loss) per share because such equivalents are anti-dilutive.

Options to purchase approximately 1.2 million at June 30, 2002 were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price during the period.

(99)    Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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




                                 Opta Food Ingredients, Inc.
                                 ---------------------------
                                     (Registrant)





DATE: August 12, 2002            BY:  /s/ Arthur J. McEvily, Ph.D.
                                    -----------------------------------------
                                    Arthur J. McEvily, Ph.D.
                                    President and Chief Executive Officer
                                    (principal executive officer)



DATE: August 12, 2002            BY:  /s/ Scott A. Kumf
                                    -----------------------------------------
                                    Scott A. Kumf
                                    Chief Operating Officer,
                                    Chief Financial Officer and Treasurer
                                    (principal financial and accounting officer)