Form 10-Q
period 2002-09-30
OPTA FOOD INGREDIENTS INC /DE
filed 2002-11-12
CIK 883326

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2002

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

                                   YES  X    NO
                                       ---

As of November 11, 2002, the registrant had 10,887,577 shares of common stock outstanding.

Opta Food Ingredients, Inc.

Form 10-Q

--------------------------------------------------------------------------------


                        Quarter Ended September 30, 2002

                                Table of Contents

                                                                      Page
                                                                     Number
                                                                     ------

Part I - Financial Information
------------------------------

Item 1 - Financial Statements

     Consolidated Balance Sheet
        September 30, 2002 and December 31, 2001                       3
     Consolidated Statement of Operations for the
        Three and Nine months Ended September 30, 2002 and 2001        4
     Consolidated Statement of Cash Flows for the
        Nine months Ended September 30, 2002 and 2001                  5
     Notes to Consolidated Financial Statements                        6

Item 2 - Management's Discussion and Analysis of
     Financial Condition and Results of Operations                     9

Item 3 - Quantitative and Qualitative Disclosure
     About Market Risk                                                14

Item 4 - Controls and Procedures                                      14

Part II - Other Information
---------------------------

     Item 1 through Item 6                                            15

     Signatures                                                       16

Opta Food Ingredients, Inc.
Consolidated Balance Sheet (in thousands)
-----------------------------------------------------------------------------
(Unaudited)
                                                September 30,    December 31,
                                                    2002            2001
                                                -------------   -------------

ASSETS

 Current assets:
   Cash and cash equivalents                         $ 7,435         $ 1,579
   Short term investments                              1,031           4,341
   Accounts receivable, net                            3,717           3,679
   Inventories (Note 3)                                5,690           6,124
   Prepaid expenses and other current assets             361             164
                                                -------------   -------------

          Total current assets                        18,234          15,887

 Fixed assets, net                                    21,549          23,249
 Patents and trademarks, net                             252             331
 Goodwill                                              1,223           1,223
 Other assets                                          1,176             695
                                                -------------   -------------

                                                     $42,434         $41,385
                                                =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
   Current portion of long term debt                 $ 1,782         $   333
   Accounts payable                                    1,269             926
   Accrued expenses                                    1,237             963
                                                -------------   -------------

          Total current liabilities                    4,288           2,222

 Long term debt                                           -            1,738

 Stockholders' equity:
   Common stock                                          113             113
   Additional paid-in capital                         79,970          79,943
   Treasury stock, at cost                            (1,115)         (1,115)
   Accumulated other comprehensive loss                 (102)           (107)
   Accumulated deficit                               (40,720)        (41,409)
                                                -------------   -------------
          Total stockholders' equity                  38,146          37,425
                                                -------------   -------------

                                                     $42,434         $41,385
                                                =============   =============

The accompanying notes are an integral part of the consolidated financial statements.

Opta Food Ingredients, Inc.
Consolidated Statement of Operations (in thousands, except per share data)
--------------------------------------------------------------------------------
(Unaudited)

                                                          For the three months ended   For the nine months ended
                                                                 September 30,              September 30,
                                                          --------------------------   -------------------------
                                                             2002             2001        2002            2001
                                                          --------          --------   --------         --------
Product revenue                                            $ 7,223          $  5,829    $21,087          $19,133

Cost and expenses:
  Cost of revenue                                            5,255             5,289     15,637           15,738
  Selling, general and administrative                        1,311             1,222      3,481            3,728
  Research and development                                     448               680      1,302            2,033
                                                          --------          --------   --------         --------
                                                             7,014             7,191     20,420           21,499
                                                          --------          --------   --------         --------

Income (loss) from operations                                  209            (1,362)       667           (2,366)

Other income (expense):
  Interest income                                               35                84        103              345
  Interest expense                                             (32)              (43)      (104)            (136)
  Other income (expense), net                                   24                40         23               65
                                                          --------          --------   --------         --------
                                                                27                81         22              274
                                                          --------          --------   --------         --------

Net income (loss)                                          $   236          $ (1,281)   $   689          $(2,092)
                                                          ========          ========   ========         ========

Basic net income (loss) per share (Note 4)                 $   .02          $   (.12)   $   .06          $  (.19)
                                                          ========          ========   ========         ========

Diluted net income (loss) per share (Note 4)               $   .02          $   (.12)   $   .06          $  (.19)
                                                          ========          ========   ========         ========

Weighted average shares outstanding - basic                 10,888            10,825     10,867           10,803
                                                          ========          ========   ========         ========

Weighted average shares outstanding - diluted               11,003            10,825     10,922           10,803
                                                          ========          ========   ========         ========


The accompanying notes are an integral part of the consolidated financial statements.

Opta Food Ingredients, Inc.
Consolidated Statement of Cash Flows (in thousands)
--------------------------------------------------------------------------------
(Unaudited

                                                             For the nine months ended
                                                                   September 30,
                                                           ------------------------------
                                                               2002             2001
                                                           ------------     -------------
Cash flows from operating activities:
  Net income (loss)                                              $ 689          $ (2,092)
  Adjustments to reconcile net income (loss) to cash
      provided by (used in) operating activities:
    Depreciation and amortization                                2,141             2,259
    Change in assets and liabilities:
      (Increase) decrease in accounts receivable, net              (40)              218
      Decrease in inventories, net                                 434                30
      (Increase) decrease in other current assets                 (197)               33
      Increase (decrease) in accounts payable                      344              (880)
      Increase (decrease) in accrued expenses                      275              (400)
                                                           -----------      ------------
  Total adjustments                                              2,957             1,260
                                                           -----------      ------------
Net cash provided by (used in) operating activities              3,646              (832)

Cash flows from investing activities:
  Purchase of short term investments                            (1,464)           (2,222)
  Maturity of short term investments                             4,774             4,081
  Purchase of fixed assets                                        (336)           (3,016)
  Increase in patents and trademarks                               (22)              (62)
  Decrease (increase) in other assets                             (480)              435
                                                           -----------      ------------
Net cash provided by (used in) investing activities              2,472              (784)

Cash flows from financing activities:
  Proceeds from issuance of common stock                            27                30
  Principal payments on long term debt                            (289)             (376)
                                                           -----------      ------------
Net cash used in financing activities                             (262)             (346)
                                                           -----------      ------------

Effect of changes in exchange rates on cash                          -               (10)

Net increase (decrease) in cash and cash equivalents             5,856            (1,972)
Cash and cash equivalents at beginning of period                 1,579             6,807
                                                           -----------      ------------
Cash and cash equivalents at end of period                      $7,435          $  4,835
                                                           ===========      ============


The accompanying notes are an integral part of the consolidated financial statements.

Opta Food Ingredients, Inc.

Notes to Consolidated Unaudited Financial Statements

--------------------------------------------------------------------------------

1.     Basis of Presentation

       The consolidated financial statements of Opta Food Ingredients, Inc. (the "Company") include, in the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair statement of the Company's financial position at September 30, 2002 and December 31, 2001 and the results of operations for the three and nine months ended September 30, 2002 and 2001, respectively. All material intercompany transactions and balances have been eliminated. The results of operations are not necessarily indicative of results for a full year.

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

2.     Recent Accounting Pronouncements

       In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that ratable amortization of goodwill be discontinued and replaced with periodic tests of the goodwill's impairment and that certain intangible assets other than goodwill be amortized over their useful lives. The Company adopted the provisions of SFAS No. 142 on January 1, 2002, and has therefore recorded goodwill amortization of $41,000 and $123,000 during the three and nine months ended September 30, 2001, which did not recur in 2002. The Company completed the transitional impairment test during the second quarter of 2002 on the unamortized goodwill balance of $1.2 million as of January 1, 2002, which resulted in no impairment loss.

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

Opta Food Ingredients, Inc.

--------------------------------------------------------------------------------

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

3.     Inventories

       Inventories consist of the following (in thousands):

                                  September 30,                December 31,
                                     2002                          2001
                              --------------------         -------------------
        Raw materials                      $  882                      $  681
        Finished goods                      4,808                       5,443
                              --------------------         -------------------

                                          $ 5,690                     $ 6,124
                              ====================         ===================

       Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method.

4.     Net Income (Loss) Per Share

       Basic net income (loss) per share is determined by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share for the three and nine months ended September 30, 2002 is determined by dividing the net income by the weighted average shares outstanding including common stock equivalents of 115,742 and 54,485 shares, respectively which represent employee stock options. For the three and nine months ended September 30, 2001, common stock equivalents have been excluded from the computation of dilutive net income (loss) per share because such equivalents are anti-dilutive.

       Options to purchase approximately 1.1 million and 1.2 million shares of common stock outstanding during the three and nine months ended
       September 30, 2002 were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price during the period and therefore, would be anti-dilutive under the treasury stock method.

Opta Food Ingredients, Inc.

--------------------------------------------------------------------------------

5.     Comprehensive Loss

       Comprehensive income (loss) for the Company is computed as the sum of net income (loss) and the change in the foreign currency translation adjustment, which is the only component of the Company's accumulated other comprehensive income (loss). The Company's comprehensive income for the three months and nine months ended September 30, 2002 was $179,000 and $694,000, respectively. The Company's comprehensive loss for the three months and nine months ended September 30, 2001 was $1,328,000 and $2,152,000, respectively.

6.     Restructuring

       During the fourth quarter of 2001, the Company recorded a charge of $161,000 for severance and related costs due to a reduction in headcount as part of a corporate restructuring program. As of September 30, 2002, restructuring activities have been completed and all severance and related costs have been paid.

7.     Subsequent Event

       On October 25, 2002, the Company entered into a merger agreement with Stake Technology Ltd., pursuant to which Stake Technology's wholly owned subsidiary, Stake Acquisition Corp., will commence an all cash tender offer to purchase all of Opta's outstanding common shares for $2.50 per share. Certain stockholders of the Company, including officers, directors and affiliates, holding approximately 14% of the outstanding common shares, have signed a Stockholders' Agreement with Stake Technology and Stake Acquisition obligating them to tender their shares. The offer is subject to certain closing conditions, including the tender of at least a majority of the Company's outstanding shares, and the offer and subsequent merger of Opta into Stake Acquisition are anticipated to be completed in the fourth quarter of 2002.

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

Opta Food Ingredients, Inc.


Management's Discussion and Analysis of Financial Condition and
Results of Operations

--------------------------------------------------------------------------------

Results of operations for the three months ended September 30, 2002 and 2001:

Revenue. Revenue for the three months ended September 30, 2002 was $7.2 million, representing an increase of $1.4 million, or 24% in comparison to $5.8 million for the comparable 2001 quarter. The increase in third quarter revenue was primarily attributable to increased demand for Canadian Harvest(R) fiber products and a significant increase in ingredient systems sales due to the introduction of a new product application for a major quick service restaurant customer. In addition, a 5% price increase for the Company's fiber products that went into effect January 1, 2002 contributed to the overall revenue increase.

Cost of revenue. Cost of revenue for the three months ended September 30, 2002 was $5.3 million, representing a decrease of $34,000, or 1% in comparison to $5.3 million for the comparable 2001 quarter. Cost of revenue as a percentage of revenue decreased to 73% for the third quarter of 2002 as compared to 91% in the third quarter of 2001. This decrease was largely the result of a one-time charge of $713,000 in the 2001 period related to the write-off of inventory that no longer met the Company's quality specifications. In addition, cost of revenue in 2002 was favorably impacted by lower fiber manufacturing costs due to efficiencies realized from increased production volumes and improved yields as well as the favorable impact of the 5% fiber products price increase.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses for the three months ended September 30, 2002 were $1.3 million, representing an increase of $89,000 or 7% in comparison to $1.2 million for the comparable 2001 quarter. A majority of the increase in SG&A expenses was due to additional legal expenses associated with the Company's merger agreement with Stake Technology, Ltd. (see Note 7 to the accompanying consolidated unaudited financial statements) as well as an increase in the accrual for 2002 bonuses. These increases were offset by a reduction in marketing and promotional costs as well as a reduction in amortization expense of approximately $41,000 as a result of the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets."

Research and Development Expenses. Research and development ("R&D") expenses for the three months ended September 30, 2002 were $448,000, representing a decrease of $232,000 or 34% in comparison to $680,000 for the comparable 2001 quarter. A majority of the decrease in R&D expenses was the result of lower salaries and related personnel costs attributable to a reduction in headcount based on the Company's corporate restructuring program.

Other Income (Expense). Other income for the three months ended September 30, 2002 was $27,000, representing a decrease of $54,000 in comparison to other income of $81,000 for the comparable 2001 quarter. The decrease was primarily attributable to a reduction in interest income due to lower investment yields on cash and investments during the third quarter of 2002 as compared to the 2001 quarter.

Results of operations for the nine months ended September 30, 2002 and 2001:

Revenue. Revenue for the nine months ended September 30, 2002 was $21.1 million, representing an increase of $2.0 million, or 10% in comparison with $19.1 million for the first nine months of 2001. The increase in revenue was primarily attributable to increased demand for Canadian Harvest(R) fiber products by major

Opta Food Ingredients, Inc.


Management's Discussion and Analysis of Financial Condition and
Results of Operations

--------------------------------------------------------------------------------

cereal manufacturers, the addition of several new international accounts and an increase in sales to a major quick service restaurant customer during the first nine months of 2002 as well as the impact of the price increase related to the Company's fiber products which went into effect January 1, 2002.

Cost of Revenue. Cost of revenue for the nine months ended September 30, 2002 was $15.6 million, representing a decrease of $101,000, or 1% in comparison to $15.7 million for the comparable 2001 period. Cost of revenue as a percentage of revenue decreased to 74% for the first nine months of 2002 as compared to 82% for the same period in 2001. This decrease was largely the result of lower fiber manufacturing costs due to efficiencies realized from increased production volumes and improved yields as well as the favorable impact of the 5% fiber products price increase. In addition, the 2001 cost of revenue includes a one-time charge of $713,000 related to the write-off of inventory that no longer met the Company's quality specifications.

Selling, General and Administrative Expenses. SG&A expenses for the nine months ended September 30, 2002 were $3.5 million, representing a decrease of $247,000 or 7% in comparison to $3.7 million for the comparable 2001 period. A majority of the decrease in SG&A expenses was principally due to lower marketing and promotional costs as well as a reduction in amortization expense of approximately $123,000 for the nine months ended September 30, 2002 as a result of the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets." These decreases were offset by additional legal expenses associated with the Company's merger agreement with Stake Technology, Ltd. as well as an increase in the accrual for 2002 bonuses. SG&A expenses as a percentage of revenue decreased to 16% for the first nine months of 2002 from 19% for the same period last year.

Research and Development Expenses. R&D expenses for the nine months ended September 30, 2002 were $1.3 million, representing a decrease of $731,000, or 36% in comparison to $2.0 million for the comparable 2001 period. A majority of the decrease in R&D expenses was the result of lower salaries and related personnel costs attributable to a reduction in headcount based on the Company's corporate restructuring program. R&D expenses as a percentage of revenue decreased to 6% for the first nine months of 2002 from 11% for the same period last year.

Other Income (Expense). Other income for the nine months ended September 30, 2002 was $22,000, representing a decrease of $252,000 in comparison to other income of $274,000 for the comparable 2001 period. The decrease was primarily attributable to a reduction in interest income due to lower investment yields on cash and investments during 2002 as compared to the first nine months of 2001.

Liquidity and Capital Resources:

At September 30, 2002, the Company had $9.5 million in cash and investments and $13.9 million of working capital. For the first nine months of 2002, the Company generated approximately $3.6 million of positive cash flow from operations as compared with the same period in 2001 when the Company used approximately $832,000 to fund operations.

Opta Food Ingredients, Inc.

Management's Discussion and Analysis of Financial Condition and

Results of Operations

--------------------------------------------------------------------------------

Capital expenditures were $336,000 and $3.0 million for the nine months ended September 30, 2002 and 2001, respectively. The higher level of capital expenditures in 2001 is as a result of expanding the Company's Cambridge, Minnesota oat fiber production facility to meet anticipated future growth. The total cost of the expansion to date has been approximately $3.7 million which was funded out of internal funds. The additional production line is anticipated to be operational by the end of 2002.

The Company's mortgage loan relating to its corporate head quarters located in Bedford, MA has a balloon payment of $1.6 million due in May 2003. This amount has been included in the current portion of long term debt at September 30, 2002. This mortgage loan agreement contains covenants that restrict the Company's ability to participate in merger discussions, pay dividends, limit annual capital expenditures, invest in certain types of securities and obtain additional debt financing without bank approval. The Company was in compliance with respect to all covenants and restrictions in its loan agreements at September 30, 2002.

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

..
Critical Accounting Policies and Estimates

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

     o Property, plant and equipment, patents, trademarks and other intangible assets owned by the Company are amortized over their estimated useful lives. Useful lives are based on management's estimates over the period that such assets will generate revenue. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Future adverse changes in market conditions or poor operating results of underlying capital investments or intangible assets could result in losses or an inability to recover the carrying value of such assets, thereby possibly requiring an impairment charge in the future.

Opta Food Ingredients, Inc.

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

Part I Item 4

Controls and Procedures
-----------------------

       (a) Evaluation of Disclosure Controls and Procedures. The Company's principal executive officer and principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) on November 12, 2002, have concluded that, based on such evaluation, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.


        (b) Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. Accordingly, no corrective actions were required or undertaken.

Opta Food Ingredients, Inc.

Part II - Other Information

--------------------------------------------------------------------------------

Items 1, 2, 3, 4, 5 and 6(b) - Not Applicable.

Item 6 (a)    Exhibits

     (11) Basic and diluted net income (loss) per share computation (in thousands, except per share data):

                                                  For the three months ended              For the nine months ended
                                                         September 30,                          September 30,
                                              ------------------------------------    -----------------------------------
                                                   2002                2001                2002               2001
                                              ---------------     ---------------     ----------------   ----------------
Net income (loss)                                     $   236             $(1,281)             $   689            $(2,092)
                                              ===============     ===============     ================   ================

Weighted average shares outstanding - basic            10,888              10,825               10,867             10,803
                                              ===============     ===============     ================   ================

Weighted average shares outstanding - diluted          11,003              10,825               10,922             10,803
                                              ===============     ===============     ================   ================

Basic net income (loss) per share                     $   .02             $  (.12)             $   .06            $  (.19)
                                              ===============     ===============     ================   ================

Diluted net income (loss) per share                   $   .02             $  (.12)             $   .06            $  (.19)
                                              ===============     ===============     ================   ================

For the three and nine months ended September 30, 2002, diluted net income
(loss) per share is determined by dividing the net income by the weighted average shares outstanding including common stock equivalents of 115,742 and 54,485 shares, respectively which represent employee stock options. For the three and nine months ended September 30, 2001, common stock equivalents have been excluded from the computation of dilutive net income (loss) per share because such equivalents are anti-dilutive.

Options to purchase approximately 1.1 million and 1.2 million shares of common stock outstanding during the three and nine months ended September 30, 2002 were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price during the period and therefore, would be anti-dilutive under the treasury stock method.

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

                               Opta Food Ingredients, Inc.
                               ---------------------------
                                    (Registrant)


DATE: November 12, 2002        BY:   /s/ Arthur J. McEvily, Ph.D.
                                  ------------------------------------------
                                   Arthur J. McEvily, Ph.D.
                                   President and Chief Executive Officer
                                   (principal executive officer)


DATE: November 12, 2002        BY:   /s/ Scott A. Kumf
                                  ------------------------------------------
                                   Scott A. Kumf
                                   Chief Operating Officer,
                                   Chief Financial Officer and Treasurer
                                   (principal financial and accounting officer)

                                  Certification

            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
            ---------------------------------------------------------

     I, Arthur J. McEvily, Ph.D, President and Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Opta Food Ingredients, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Dated:  November 12, 2002         /s/ Arthur J. McEvily, Ph.D.
                                      -----------------------------------------
                                          Arthur J. McEvily, Ph.D.
                                          President and Chief Executive Officer
                                          (principal executive officer)

                                  Certification

            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
            ---------------------------------------------------------

     I, Scott A. Kumf, Chief Operating Officer and Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Opta Food Ingredients, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Dated:  November 12, 2002        /s/ Scott A. Kumf
                                      -----------------------------------------
                                          Scott A. Kumf
                                          Chief Operating Officer,
                                          Chief Financial Officer and Treasurer
                                          (principal financial officer)